Form 10-Q
period 2011-12-31
Sport Tech Enterprises, Inc.
filed 2012-02-21
CIK 1520586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-175306
SPORT TECH ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-3195252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

10321 Running Falls, Las Vegas, Nevada	89178
(Address of principal executive offices)	(Zip Code)

(702) 686-3546
(Registrant’s telephone number, including area code)

Copies of Communications to:
Stoecklein Law Group
Emerald Plaza
402 West Broadway
Suite 690
San Diego, CA 92101
(619) 704-1310
Fax (619) 704-0556

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒    No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on February 16, 2012 was 15,678,840 shares.

SPORT TECH, INC.
QUARTERLY PERIOD ENDED DECEMBER 31, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
SPORT TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,	March 31,
	2011	2011
	(unaudited)	(audited)
ASSETS

Current assets:
Cash	$188	$682
Total current assets	188	682

Other assets:
Trademark, net	1,586	775
Website, net	183	244
Total other assets	1,769	1,019

Total assets	$1,957	$1,701

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$21,825	$893
Total current liabilities	21,825	893

Long term liabilities:
Accrued interest payable - related party	2,409	280
Line of credit - related party	74,081	22,596
Total long term liabilities	76,490	22,876

Total liabilities	98,315	23,769

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of December 31, 2011 and March 31, 2011	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 14,958,840 and 10,035,000 shares issued and
outstanding as of December 31, 2011 and March 31, 2011, respectively	14,959	10,035
Additional paid-in capital	64,161	28,365
Deficit accumulated during development stage	(175,478)	(60,468)
Total stockholders' deficit	(96,358)	(22,068)

Total liabilities and stockholders' deficit	$1,957	$1,701
See Accompanying Notes to Financial Statements.

SPORT TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)
				Inception	Inception
	Three month period	Three month period	Nine month period	(July 28, 2010)	(July 28, 2010)
	ended	ended	ended	to	to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2011	2011	2010	2010	2011

Revenue	$-	$-	$-	$-	$-

Operating expenses:
General and administrative	333	162	3,198	2,612	6,099
Amortization	45	-	125	-	125
Salaries and wages	16,148	3,359	49,134	3,359	65,066
Professional fees	12,621	14,195	60,425	41,355	101,780

Total operating expenses	29,147	17,716	112,882	47,326	173,070

Other income (expenses):
Interest income	-	-	1	-	1
Interest expense - related party	(964)	(61)	(2,129)	(61)	(2,409)

Total other income (expenses)	(964)	(61)	(2,128)	(61)	(2,408)

Net loss	$(30,111)	$(17,777)	$(115,010)	$(47,387)	$(175,478)

Net loss per common share - basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares	14,958,840	13,377,499	10,025,054	6,479,904
outstanding - basic
See Accompanying Notes to Financial Statements.

SPORT TECH, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

		Inception	Inception
	For the	(July 28, 2010)	(July 28, 2010)
	nine months ended	to	to
	December 31,	December 31,	December 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(115,010)	$(47,387)	$(175,478)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	-	5,000	5,000
Impairment of goodwill	-	2,000	2,000
Amortization	125	-	125
Changes in operating assets and liabilities:
Increase in accounts payable	20,932	1,000	21,825
Increase in accrued interest payable - related party	2,129	60	2,409

Net cash used in operating activities	(91,824)	(39,327)	(144,119)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for trademarks	(875)	(775)	(1,650)
Payments for website development	-	(244)	(244)
Net liabilities in acquisition of SquareRoot, Inc.	-	(800)	(800)

Net cash used in investing activities	(875)	(1,819)	(2,694)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from line of credit - related party	51,485	9,100	74,081
Proceeds from sale of common stock, net of offering costs	40,720	32,200	72,920

Net cash provided by financing activities	92,205	41,300	147,001

NET CHANGE IN CASH	(494)	154	188

CASH AT BEGINNING OF PERIOD	682	-	-

CASH AT END OF PERIOD	$188	$154	$188

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Shares issued for services	$-	$5,000	$5,000
Shares issues for acquisition of SquareRoot, Inc.	$-	$1,200	$1,200

See Accompanying Notes to Financial Statements.

SPORT TECH ENTERPRISES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The interim consolidated financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company as of and for the period ended March 31, 2011 and notes thereto included in the Company’s S-1 registration statement and all amendments. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Principles of consolidation

The consolidated financial statements include the accounts of Sport Tech Enterprises, Inc. (Nevada Corporation), and its wholly-owned subsidiary Squareroot, Inc. (Nevada Corporation).  All significant inter-company balances and transactions have been eliminated.  Sport Tech Enterprises, Inc. (Nevada Corporation) and Squareroot (Nevada Corporation) will be collectively referred herein as the “Company”.

Nature of operations
The Company is developing and marketing sporting goods products with a focus on surfing, boogie boarding and snowboarding.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Trademarks
ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of December 31, 2011, the Company believes there is no impairment of its intangible assets.

The Company's intangible assets consist of the costs of filing and acquiring various trademarks. The trademarks are recorded at cost. The Company determined that the trademarks have an estimated useful life of 10 years and will be reviewed annually for impairment.  Amortization will be recorded over the estimated useful life of the assets using the straight-line method for financial statement purposes. The Company commenced amortization during April 2011.

SPORT TECH ENTERPRISES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Website
The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350. Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes. The Company commenced amortization during April 2011 upon completion of the Company’s fully operational website.

Stock-based compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718, which requires the Company to recognize expenses related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Earnings per share
The Company follows ASC Topic 260 to account for the earnings per share. Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through January 2012 and believes that none of them will have a material effect on the Company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities, developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (July 28, 2010) through the period ended December 31, 2011 of ($175,478). In addition, the Company’s development activities since inception have been financially sustained through equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

SPORT TECH ENTERPRISES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – TRADEMARK

Trademark consisted of the following as of:
	December 31,	March 31,
	2011	2011
Trademark	$1,650	$775
Accumulated amortization	(64)	-
	$1,586	$775

During the three months ended December 31, 2011, the Company recorded amortization expense of $25.  During the nine months ended December 31, 2011, the Company recorded amortization expense of $64.

NOTE 4 – WEBSITE

Website consisted of the following as of:
	December 31,	March 31,
	2011	2011
Website	$244	$244
Accumulated amortization	(61)	-
	$183	$244

During the three months ended December 31, 2011, the Company recorded amortization expense of $20.  During the nine months ended December 31, 2011, the Company recorded amortization expense of $61.

NOTE 5 – LINE OF CREDIT – RELATED PARTY

Line of credit consists of the following at:
	December 31, 2011	March 31, 2011
Revolving credit line due to an officer and director of the Company, unsecured, 6% interest, due in September 2013	$24,081	$4,000

Revolving credit line due to an officer and director of the Company, unsecured, 6% interest, due in November 2013	50,000	18,596

	$74,081	$22,596

On September 29, 2010, the Company executed a line of credit in the amount of $100,000 with Andrew Widme. The line of credit carries an annual interest rate of 6% and has a term of three years, at which the entire outstanding balance of principal and interest is due in full. In the event of default, the line of credit will bear interest at 10% per annum. As of December 31, 2011, an amount of $24,081 had been used for general corporate purposes with a remaining balance of $75,919 available. Accrued interest payable as of December 31, 2011 was $440.

On November 29, 2010, the Company executed a line of credit in the amount of $50,000 with Andrew Widme. The line of credit carries an annual interest rate of 6% and has a term of three years, at which the entire outstanding balance of principal and interest is due in full. In the event of default, the line of credit will bear interest at 10% per annum. As of December 31, 2011, an amount of $50,000 had been used for general corporate purposes with a remaining balance of $0 available. Accrued interest payable as of December 31, 2011 was $1,969.

SPORT TECH ENTERPRISES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LINE OF CREDIT – RELATED PARTY (CONTINUED)

For the three months ended December 31, 2011, interest expense was $964.  For the nine months ended December 31, 2011, interest expense was $2,129.

NOTE 6 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock. The Company did not authorize terms and rights of preferred shares as of December 31, 2011.

On February 13, 2012, various shareholders of the Company agreed to return and  cancel a total of 33,128,172 shares of common stock.  For accounting purposes, this transaction was accounted for as a reverse stock split.  All shares and per share amounts below have been retroactively adjusted.

On February 14, 2012, the Company effectuated a 30-for-1 forward stock split.  All shares and per share amounts below have been retroactively adjusted.

Common Stock

On September 7, 2010, the Company issued 60,000 founders’ shares of its $0.001 par value common stock at a price of $0.003 per share for cash of $200.  This transaction is the initial capitalization of the Company and the shares are considered founder shares.

On September 21, 2010, the Company issued an officer and director of the Company 7,200,000 founders’ shares of its $0.001 par value common stock at a price of $0.003 per share for cash of $24,000.  This transaction is the initial capitalization of the Company and the shares are considered founder shares.

On September 22, 2010, the Company issued 2,400,000 founders’ shares of its $0.001 par value common stock at a price of $0.003 per share for cash of $8,000.  This transaction is the initial capitalization of the Company and the shares are considered founder shares.

On October 1, 2010, the Company issued 360,000 shares of its $0.001 par value common stock at a price of $0.003 per share in exchange for 100% of Squareroot, Inc. valued at $1,200.

On December 1, 2010, the Company issued 15,000 shares of its common stock toward legal fees at a value of $0.33 per share in exchange for $5,000 of  services.  The shares were valued with the fair value of the services rendered.

On May 15, 2011, the Company issued 240 shares of its common stock at a price of $0.83 per share for cash of $200.

On June 28, 2011, the Company issued 4,923,600 shares of its common stock at a price of $0.009 per share for cash of $44,000.  The Company had direct offering costs totaling $3,480 which were netted against the offering proceeds.

During the nine months ended December 31, 2011, there have been no other issuances of common stock.

NOTE 7 – WARRANTS AND OPTIONS

As of December 31, 2011, there were no warrants or options outstanding to acquire any additional shares of common stock.

SPORT TECH ENTERPRISES, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SUBSEQUENT EVENTS

During January 2012, the Company received an additional $5,700 from Andrew Widme as a draw on the line of credit which is due in September 2013.

On February 13, 2012, various shareholders of the Company agreed to cancel a significant portion of their shares and cancelled a total of 33,128,172 shares of common stock.  For accounting purposes, this transaction was accounted for as a reverse stock split.

On February 13, 2012, the Company issued 720,000 shares of common stock for services rendered valued at $12,000.

On February 14, 2012, the Company effectuated a 30-for-1 forward stock split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements and involves risks and uncertainties that could materially affect expected results of operations, liquidity, cash flows, and business prospects. These statements include, among other things, statements regarding:

•	our ability to diversify our operations;
•	inability to raise additional financing for working capital;
•
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

•	our ability to attract key personnel;
•	our ability to operate profitably;
•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
•	the inability of management to effectively implement our strategies and business plan;
•	inability to achieve future sales levels or other operating results;
•	the unavailability of funds for capital expenditures;
•	other risks and uncertainties detailed in this report;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

References in the following discussion and throughout this quarterly report to “we”, “our”, “us”, “Sport Tech”, “the Company”, and similar terms refer to Sport Tech Enterprises, Inc. unless otherwise expressly stated or the context otherwise requires.

OVERVIEW AND OUTLOOK

Background

Sport Tech Enterprises, Inc. is a development stage company which was incorporated in the State of Nevada in July of 2010. The company was formed with the intention of re-engineering existing sporting goods to increase the strength, use and life span. Our goal is to not only build longer lasting products which are also safer, but to also form strategic partnerships with similar companies who might help us enter into other areas of the sporting goods market, and who might ultimately help our company develop a stronger corporate presence.

On October 1, 2010 we acquired our wholly owned subsidiary SquareRoot, Inc., through the execution of a share exchange agreement between SquareRoot and Sport Tech Enterprises. The agreement set forth terms whereupon Sport Tech Enterprises issued 1,200,000 shares (pre-split) of its common stock in a 1:1 exchange for all of SquareRoot’s issued and outstanding. SquareRoot was incorporated in the State of Nevada, in July of 2010. Prior to the acquisition by Sport Tech Enterprises, SquareRoot’s entire business focus, prior to the merger with Sport Tech, had been the development of a new type of surfboard leash. After the execution of the share exchange, SquareRoot has continued with the development of a prototype of a new designed surf leash, under the umbrella of Sport Tech Enterprises, Inc.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of December 31, 2011, the Company had an accumulated deficit of $175,478. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

The Company is currently contemplating an offering of its equity or debt securities to finance continuing operations. There are no agreements or arrangements currently in place or under negotiation to obtain such financing, and there are no assurances that the Company will be successful and without sufficient financing it would be unlikely for the Company to continue as a going concern.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.

RESULTS OF OPERATIONS

During the three months ended December 31, 2011 and 2010, we did not generate revenue.

Operating expenses during the three months ended December 31, 2011 were $29,147, all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures. In comparison, operating expenses for the period ended December 31, 2010 were $17,716, of which $162 was in general and administrative costs.

During the nine months ended December 31, 2011 and 2010, we did not generate revenue.

Operating expenses during the nine months ended December 31, 2011 were $112,882, all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures. In comparison, operating expenses for the period from July 28, 2010 to December 31, 2010 were $47,326, of which $2,612 was in general and administrative costs.

We have not been profitable from our inception in 2010 through December 31, 2011, and our accumulated deficit amounts to $175,478. There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues. In our current state we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable. There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Liquidity and Capital Resources

As of December 31, 2011, we had $188 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the nine months ended December 31, 2011 and the period ending December 31, 2010:

	Nine Months Ended December 31, 2011	Period Ended December 31, 2010
Net cash used in operating activities	$(91,824)	$(39,327)
Net cash used in investing activities	(875)	(1,819)
Net cash provided by financing activities	92,205	41,300
Net increase (decrease) in Cash	(494)	154
Cash, beginning	682	-
Cash, ending	$188	$154

Since inception, we have financed our cash flow requirements through issuance of common stock. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of listings or some form of advertising revenues. In June of 2011, we completed the funding of a private placement for $44,000. Additionally we anticipate obtaining additional financing to fund operations through additional common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, finalize the design of our prototype, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our website, provide national and regional industry participants with an effective, efficient and accessible website on which we are able to promote our products through the Internet, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Operating activities

Net cash used in operating activities was $91,824 for the nine months ended December 31, 2011, as compared to $39,327 used in operating activities from inception through December 31, 2010. The increase in net cash used in operating activities was primarily due to an increase in payroll expense, as well as professional fees.

Investing activities

Net cash used in investing activities was $875 for the nine months ended December 31, 2011, as compared to $1,819 used in investing activities for the same period in 2010.

Financing activities

Net cash provided by financing activities for the nine months ended December 31, 2011 was $92,205, as compared to $41,300 for the same period of 2010. The increase of net cash provided by financing activities was mainly attributable to an offering of common stock for cash and the capital provided through a previously executed line of credit.

We believe that cash flow from operations will not meet our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We will require additional cash resources due to changed business conditions, finalization and manufacturing of our prototype, implementation of our strategy to expand our sales and marketing initiatives, increase brand awareness, or acquisitions we may decide to pursue. If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item is not applicable as we are currently considered a smaller reporting company.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the period covered by this Report. Based on that evaluation, it was concluded that our disclosure controls and procedures are designed to operate at a reasonable assurance level which is effective in providing reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings.

Item 1A. Risk Factors

We are a development stage company organized in July 2010 and have limited operations, which makes an evaluation of us extremely difficult. At this stage of our business operations, even with our good faith efforts, we may never become profitable or generate any significant amount of revenues, thus potential investors have a high probability of losing their investment.

We were incorporated in July of 2010 as a Nevada corporation. As a result of our start-up operations we have; (i) generated no revenues, (ii) stockholders’ deficit is $96,358 as of December 31, 2011, and (iii) we have incurred losses of $175,478 for the period from inception (July 28, 2010) to December 31, 2011, and have been focused on organizational and start-up activities and business plan development since we incorporated. Although we have commenced the development of our website and marketing strategy, there is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand for our product, the level of our competition and our ability to attract and maintain key management and employees.

Our auditors have substantial doubt about our ability to continue as a going concern. Additionally, our auditor’s report reflects the fact that the ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment.

Additionally, our auditor’s report reflects that the ability of Sport Tech Enterprises to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment. You should not invest in this Company unless you can afford to lose your entire investment.

We are highly dependent on our officers and sole director.

We rely heavily on our officers and sole director to provide services and for continued business development. It would be difficult to replace either officer or our director at such an early stage of development of Sport Tech Enterprises. Sport Tech Enterprises’ business could be materially adversely affected if either of our officers or director was to leave and if Sport Tech Enterprises was unable to retain qualified replacements.

Our sole director is also a corporate officer which could have a negative impact on the Company.

Mr. Widme is the Company’s sole director, as well as the Company’s president and treasurer, thus giving him the power to control the decision making conducted by both the Board of Directors and Officers of the Corporation. As such, he has the power to control the total compensation he is entitled to receive.

Our Company officers are married to each other, which could have negative impact on the Company.

Mr. and Mrs. Widme are husband and wife. Should their relationship cease to exist, their separation could have a negative impact in both the decisions made regarding business goals and corporate direction.

Mr. Widme has limited experience in running a public company. The lack of experience in operating a public company could impact our return on investment.

As a result of our reliance on Mr. Widme, and his limited experience in operating a public company, our investors are at risk in losing their entire investment. Mr. Widme intends to hire personnel in the future, when sufficiently capitalized, who would have the experience required to manage our company, and such management is not anticipated until the occurrence of future financing. Since this offering will not capitalize our company, future offerings will be necessary to satisfy capital needs. Until such a future offering occurs, and until such management is in place, we are reliant upon Mr. Widme to make the appropriate management decisions. Mr. Widme intends to devote approximately 20 hours per week on matters concerning Company business. Neither Mr. Widme nor the Company intends to hire additional staff within the next 12 months.

Mr. Widme lacks relevant experience related to our proposed business.

Mr. Widme lacks experience as a director and has limited experience as an officer of a public company. Mr. Widme has no experience as an executive officer in a company that produces and distributes sporting good products. His lack of experience puts our investors at risk of losing their entire investment.

Ms. Widme has no experience in running a public company. Her lack of experience in operating a public company could impact our return on investment, if any.

Ms. Widme has no experience in running a public company, and as a result of our reliance on Ms. Widme, and her lack of experience in operating a public company, our investors are at risk in losing their entire investment. Ms. Widme and Mr. Widme intend to hire personnel in the future, when sufficiently capitalized, who would have the experience required to manage our company, and such management is not anticipated until the occurrence of future financing. Since this offering will not capitalize our company, future offerings will be necessary to satisfy capital needs. Until such a future offering occurs, and until such management is in place, we are reliant upon Ms. Widme to make the appropriate management decisions.

Ms. Widme lacks relevant experience related to our proposed business.

Ms. Widme lacks experience as a as a corporate officer of a public company or other related position in a company that produces and distributes sporting good products. Her lack of experience puts our investors at risk of losing their entire investment.

Mr. Widme may become involved with other businesses and there can be no assurance that he will continue to provide services to us. Mr. Widme’s limited time devotion to Sport Tech Enterprises could have the effect on our operations of preventing us from being a successful business operation, which ultimately could cause a loss of your investment.

As compared to many other companies, we do not have the depth of managerial or technical personnel. Mr. Widme is currently a part time student and not involved in other businesses. Mr. Widme’s studies have not, and are not expected in the future to interfere with his ability to work on behalf of our company. Mr. Widme may in the future be involved with other businesses and there can be no assurance that he will continue to provide services to us. Mr. Widme will devote only a portion of his time to our activities. Mr. Widme intends to devote approximately 20 hours per week on matters concerning Company business. Neither Mr. Widme nor the Company intends to hire additional staff within the next 12 months.

Ms. Widme is involved with other businesses and there can be no assurance that she will continue to provide services to us. Ms. Widme’s limited time devotion to Sport Tech Enterprises could have the effect on our operations of preventing us from being a successful business operation, which ultimately could cause a loss of your investment.

As compared to many other companies, we do not have the depth of managerial or technical personnel. Ms. Widme currently provides accounting services to other businesses, which have not, and are not expected in the future to interfere with Ms. Widme’s ability to work on behalf of our company. Ms. Widme may in the future be involved with additional businesses and there can be no assurance that she will continue to provide services to us. Ms. Widme will devote only a portion of her time to our activities. Ms. Widme intends to devote approximately 20 hours per week on matters concerning Company business. Neither Ms. Widme nor the Company intends to hire additional staff within the next 12 months.

If our marketing efforts do not effectively expand our brand name recognition, we may not be able to achieve our growth strategy.

We believe that broader recognition and favorable perception of our proposed brand by consumers in our target market is essential to our future success. To increase brand recognition, we believe we must start to devote significant amounts of time and resources to advertising and promotions. These expenditures, however, may not result in an increase in favorable recognition of our brand or a sufficient increase in revenues to cover such advertising and promotional expenses. In addition, even if our brand recognition increases, our consumer base and our revenues may not increase, and may in fact decline, either of which could harm our business.

If we are unable to obtain endorsements by professional athletes, our ability to market and sell our products may be harmed.

A key element of our long-term marketing strategy will be to obtain endorsements from emerging action sport athletes, which contributes to our authenticity and brand image. We believe that this strategy has been an effective means for our competitors, of gaining brand exposure worldwide and carries the potential to create broad appeal for our proposed products. We cannot assure you that we will be able to acquire such individuals in the foreseeable future. Larger companies with greater access to capital for athlete sponsorship may in the future increase the cost of sponsorship for these athletes to levels we may choose not to match. If this were to occur, the likelihood of obtaining such athletes may be unrealistic.

We also are subject to risks related to the selection of athletes to endorse our future products including our surf leash still in its research and development stage. We may select athletes who are unable to perform at expected levels or who are not sufficiently marketable. In addition, negative publicity concerning any of our athletes could harm our brand and adversely impact our business. If we are unable in the future to secure prominent athletes and arrange athlete endorsements of our products on terms we deem to be reasonable, we may be required to modify our marketing platform and to rely more heavily on other forms of marketing and promotion, which may not prove to be as effective.

Our ability to attract qualified sales and marketing personnel is critical to our future success, and any inability to attract such personnel could harm our business.

Our future success may also depend on our ability to attract and retain additional qualified design and sales and marketing personnel. We face competition for these individuals worldwide, and there is a significant concentration of action sporting goods companies based in Southern California, as well as in and around our headquarters in Las Vegas, Nevada. We may not be able to attract or retain these employees, which could have a material adverse effect on our results of operations and financial condition.

If we fail to secure or protect our intellectual property rights, counterfeiters may be able to copy and sell imitations of our products and competitors may be able to use our designs, each of which could harm our reputation, reduce our revenues and increase our costs.

We will rely on intellectual property laws to protect our proprietary rights with respect to our trademarks and any pending patents which we might file for. We are susceptible to injury from the counterfeiting of our products, which may harm our reputation for producing high-quality products or force us to incur additional expense in enforcing our rights. It is difficult and expensive to detect and prevent counterfeiting. Despite our efforts to protect our intellectual property, counterfeiters may continue to violate our intellectual property rights by using our trademarks and imitating our products, which could potentially harm our brand, reputation and financial condition.

Since our products may be marketed and sold internationally, we may also depend on the laws of foreign countries to protect our intellectual property. These laws may not protect intellectual property rights to the same extent or in the same manner as the laws of the United States. We cannot be certain that our efforts to protect our intellectual property will be successful or that the costs associated with protecting our rights abroad will not negatively impact our results of operations. We may face significant expenses and liability in connection with the protection of our intellectual property rights both inside and outside of the United States. Infringement claims and lawsuits likely would be expensive to resolve and would require substantial management time and resources. Any adverse determination in litigation could subject us to the loss of our rights to a particular trademark, which could prevent us from manufacturing, selling or using certain aspects of our products or could subject us to substantial liability, any of which would harm our results of operations. Aside from infringement claims against us, if we fail to secure or protect our intellectual property rights, our competitors may be able to use our designs. If we are unable to successfully protect our intellectual property rights or resolve any conflicts, our results of operations may be harmed.

Any shortage of raw materials could impair our ability to ship orders of our products in a cost-efficient manner or could cause us to miss the delivery requirements of our customers, which could harm our business.

Upon full implementation of our business plan, the capacity of manufacturers to manufacture our products will be dependent, in part, upon the availability of raw materials. The raw materials which we will eventually be dependent upon range from polyurethane of the cord on our surf leashes, stainless steel braided wire which forms the core of our surf leash, Velcro that adheres our product to the user, and other miscellaneous components. When we decide upon manufacturers for our products, which are currently being developed, the manufacturers may experience shortages of raw materials, which could result in delays in deliveries of our products by our manufacturers or in increased costs to us. Any shortage of raw materials or inability to control costs associated with manufacturing could increase the costs for our products or impair our ability to ship orders of our products in a cost-efficient manner and could cause us to miss the delivery requirements of our customers. As a result, we could experience cancellation of orders, refusal to accept deliveries or a reduction in our prices and margins, any of which could harm our financial performance and results of operations.

Our business could suffer if any of our or our future licensees’ key manufacturers fails to use acceptable labor practices.

We do not plan to control our future independent manufacturers or their labor practices. The violation of labor or other laws by an independent manufacturer utilized by us or a licensee of ours, or the divergence of an independent manufacturer’s or licensing partner’s labor practices from those generally accepted as ethical in the United States, could damage our reputation or interrupt, or otherwise disrupt the shipment of finished products to us or our licensees if such manufacturer is ordered to cease its manufacturing operations due to violations of laws or if such manufacturer’s operations are adversely affected by such failure to use acceptable labor practices. If this were to occur, it could have a material adverse effect on our financial condition and results of operations

We may not be able to compete effectively, which could cause our revenues and market share to decline.

The sporting goods industry is highly competitive. We compete with numerous domestic and foreign designers, distributors, marketers and manufacturers of sporting goods, accessories and other related products, some of which are significantly larger and have greater resources than we do. We believe that in order to compete effectively, we must continue to develop and maintain our brand image and reputation, be flexible and innovative in responding to rapidly changing market demands and consumer preferences, and offer consumers a wide variety of high quality products at premium prices. We will compete primarily on the basis of brand image, style, performance and quality.

The purchasing decisions of consumers are highly subjective and can be influenced by many factors, such as brand image, marketing programs and product design. Several of our competitors enjoy substantial competitive advantages, including greater brand recognition, longer operating histories, more comprehensive product lines and greater financial resources for competitive activities, such as sales and marketing and strategic acquisitions. The number of our direct competitors and the intensity of competition may increase as we expand into other product lines or as other companies expand into our product lines. Our competitors may enter into business combinations or alliances that strengthen their competitive positions or prevent us from taking advantage of such combinations or alliances. Our competitors also may be able to respond more quickly and effectively than we can to new or changing opportunities, standards or consumer preferences, which could result in a decline in our revenues and market share

An evaluation of us is extremely difficult. At this stage of our business operations, even with our good faith efforts, potential investors have a high probability of losing their investment.

There is nothing at this time on which to base an assumption that our business operations will prove to be successful or that we will ever be able to operate profitably. Our future operating results will depend on many factors, including our ability to raise adequate working capital, demand and acceptance of our business plan, the level of our competition and our ability to attract and maintain key management and employees.

If we fail to develop new products or if the pace of our product development fails to keep up with that of our competitors, our net sales and future profitability could be adversely affected.

Our goal is to develop enhancements to other currently offered products, however at present our only product in development is our surf leash. Development of future products requires additional research and development expenditures. We may not be successful in developing, manufacturing or marketing new products. Furthermore, if our pace of product development fails to keep up with that of our competitors, many of which have substantially greater resources than us, our net sales and future profitability could be adversely affected.

Prototype feedback results may be limited.

Since October 2010, we have conducted prototype testing utilizing 14 individuals, in addition to Mr. Lane. Even though each individual has conducted multiple tests using our prototype, feedback regarding its usage may be limited and the information provided by the tester. Limitations may be the result of poor testing conditions (the ocean is not a static, controlled testing facility), as well as sub-par analysis by the tester. In addition, the research provided by each tester may be found to be unreliable and not corroborative in our overall analysis.

We may not be able to raise additional funds through public or private financings or additional borrowings, which could have a material adverse effect on our financial condition.

Our cash on hand, cash flow from operations and present borrowing capacity may not be sufficient to fund necessary capital expenditures and working capital requirements. We may from time to time seek additional financing, either in the form of bank borrowings, sales of debt or equity securities or otherwise. To the extent our capital resources and cash flow from operations are at any time insufficient to fund our activities or repay our indebtedness as it becomes due, we will need to raise additional funds through public or private financing or additional borrowings. We may not be able to obtain any such capital resources in sufficient amounts or on acceptable terms, if at all. Current economic conditions may affect our ability to obtain financing, as the lenders may be less inclined to finance a start-up company. The United States is in economic recession and as a result lenders are increasingly denying applications for equity to small businesses considered to be a high risk. If we are unable to obtain the necessary capital resources, our financial condition and results of operations could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Stock Issuances

All shares were retroactively adjusted for the cancellation of 33,128,172 shares which was accounted for as a reverse stock split which occurred on February 13, 2012.  On February 14, 2012, we effectuated a 30-for-1 forward stock split.

In September of 2010, we issued 7,200,000 shares of restricted common stock to Mr. Widme pursuant to his capital investment of $24,000.

In September of 2010, we issued 60,000 shares of restricted common stock to Daniel Van Ness, pursuant to his capital investment of $200.

In September of 2010, we issued 2,400,000 shares of restricted common stock to Jane Stoecklein pursuant to her capital investment of $8,000.

In October of 2010, we issued 360,000 shares of restricted common stock to Brandon W. Lane pursuant to the share exchange between SquareRoot, Inc. and Sport Tech Enterprises, Inc., valued at $1,200.

In December of 2010, we issued 15,000 shares of restricted common stock to Stoecklein Law Group pursuant to the terms of the retainer agreement executed July 30, 2010., valued at $5,000.

In May of 2011, we issued 240 shares of restricted common stock to Daniel Van Ness pursuant to his capital investment of $200.

In February 13, 2012, we issued 720,000 shares (post split) of restricted common stock to SLI pursuant to Rule 701 (c)(2) as payment towards services rendered to the Company, valued at $12,000.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended December 31, 2011.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

During the period ended December 31, 2011, the Company received a total of $51,485 in draws on the line of credit.  As of December 31, 2011, the balance due on the line of credit totals $74,081.

On June 28, 2011, the Company closed its offering on the sale of 4,923,600 shares of common stock which were offered through a private placement.

On July 1, 2011, the Company filed an S-1 Registration statement with the Securities and Exchange Commission, registering 4,920,000 shares of selling shareholders. The registration went effective on February 10, 2012.

On February 13, 2012, various shareholders of the Company agreed to cancel a significant portion of their shares and cancelled a total of 33,128,172 shares of common stock.  For accounting purposes, this transaction was accounted for as a reverse stock split.

On February 14, 2012, the Company initiated a 30 to 1 forward split of all issued and outstanding shares.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer & Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer & Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORT TECH ENTERPRISES, INC.

Date: February 21, 2012	By:	/S/ Andrew Widme
Andrew Widme
Chief Executive Officer
(Principal Executive Officer and duly authorized signatory)