Form 10-K
period 2012-03-31
ONLINE INTERNET NETWORK, INC.
filed 2012-07-03
CIK 1520586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54607

ONLINE INTERNET NETWORK, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3195252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8589 Aero Drive, Suite 200, San Diego, CA	92123
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number:  (858) 634-6600

Copies of Communications to:
Stoecklein Law Group, LLP
401 West A Street
Suite 1150
San Diego, CA 92101
(619) 704-1310
Fax (619) 704-1325

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "small reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☒   No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of December 31, 2011 (the last business day of the registrant's most recently completed second fiscal quarter) was $0 based on a share value of $0.01.

The number of shares of Common Stock, $0.001 par value, outstanding on July 2, 2012 was 15,678,840 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

ONLINE INTERNET NETWORK, INC.
FOR THE FISCAL YEAR ENDED
MARCH 31, 2012

Index to Report
on Form 10-K

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements”.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words.  These forward-looking statements present our estimates and assumptions only as of the date of this report.  Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made.  Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.  You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements.  Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties.  The factors impacting these risks and uncertainties include, but are not limited to:

•	our current lack of working capital;
•	inability to raise additional financing;
•
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	inability to efficiently manage our operations;
•	inability to achieve future sales levels or other operating results; and
•	the unavailability of funds for capital expenditures.

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Item 1A. Risk Factors” in this document.

Throughout this Annual Report references to “we”, “our”, “us”, “Online Internet Network”, “the Company”, and similar terms refer to Online Internet Network, Inc.

PART I

ITEM 1.                      BUSINESS

General Business Development

Online Internet Network, (the “Company”) is a development stage company which was incorporated in the State of Nevada in July of 2010 as Sport Tech Enterprises, Inc.

Subsequent to year end March 31, 2012, on May 24, 2012, the Company changed its name from Sport Tech Enterprises, Inc. to Online Internet Network, Inc.

Subsequent to year end March 31, 2012, on June 7, 2012, the Company completed a spin-off (the “Spin-Off’) of the Company, and SquareRoot. Prior to the Spin-Off, SquareRoot was a wholly-owned subsidiary of the Company. In connection with the Spin-Off, the Company entered into the following Agreements (collectively, the “Spin-Off Agreements”):

a)
A Separation and Distribution Agreement that sets forth the arrangements among the Company and SquareRoot regarding the principal transactions to separation, and that governs the relationship of the Company and SquareRoot after the Spin-Off.

b)	A Trademark License and Royalty Agreement that sets forth the arrangements among the Company and SquareRoot to assign the SquareRoot trademark to SquareRoot.

The above agreements were filed as Exhibits 2.1 and 2.2 to the Form 8-K filed June 19, 2012.

Subsequent to year end March 31, 2012, the company effectuated a symbol change effective June 19, 2012. The Company’s new trading symbol is ONIN.

Recent Change in Management

On July 11, 2011, Board of Directors of the Company elected Ms. Nicole Widme to serve as the Corporation’s Secretary.

On April 27, 2012, the Board of Directors of the Company appointed Ms. Jeanette Lucas to serve as a member of the Board of Directors. On May 21, 2012 the shareholders voted in favor of her election.

Subsequent to period ended March 31, 2012, on May 22, 2012, the Board of Directors accepted Mr. Andrew Widme’s resignation from his position as President, CEO and Director of the Company as well as the resignation of Ms. Nicole Widme’s resignation from her position of Secretary of the Company.

Subsequent to period ended March 31, 2012, on May 22, 2012, the Board of Directors appointed Ms. Jeanette Lucas as President of the Company and Ms. Brynn Gibbs as Secretary.

Business of Sport Tech Enterprises, Inc.

Sport Tech Enterprises, Inc. was formed with the intention of re-engineering existing sporting goods to increase the strength, use and life span. Our goal is to not only build longer lasting products which are also safer, but to also form strategic partnerships with similar companies who might help us enter into other areas of the sporting goods market, and who might ultimately help our company develop a stronger corporate presence.

On October 1, 2010 we acquired our wholly owned subsidiary SquareRoot, Inc., through the execution of a share exchange agreement between SquareRoot and Sport Tech Enterprises. Prior to the acquisition by Sport Tech Enterprises, SquareRoot’s entire business focus had been the development of a new type of surfboard leash. After the execution of the share exchange, SquareRoot has continued with the development of a prototype of a new designed surf leash, under the umbrella of Sport Tech Enterprises, Inc.

Subsequent to year end March 31, 2012, on June 7, 2012, the Company completed a spin-off (the “Spin-Off’) of the Company, and SquareRoot.

In order to broaden the Sport Tech brand name, we created a website for the Company (www.sporttechenterprises.com). Our website is currently under construction. We intend to have a fully functioning website to provide an advertising medium for our first product and provide information regarding the competitive advantages of our products.

Market Opportunity

Our product is a surf leash for water sports, such as surfing and body-boarding (also called “boogie-boarding”). The purpose of a surf leash is to secure an individual’s board to their leg or arm, upon “wiping out” or falling off the boards. The design of the surf leash is dependent on whether the user is a surfer or a boogie-boarder respectively.

The history of surfing shows why such a device was needed, and why it is now a fundamental tool for surf-related sports. As surfing emerged in Hawaii and California as a popular sport, the evolution of the sporting equipment followed. Surf leashes were first invented for safety because without them a surfer was forced to swim back to the shore, usually in hazardous conditions. This made surfing extremely dangerous and therefore, being a strong swimmer was essential for survival.

    As the surfboard became smaller and more refined, some innovative surfers tired of swimming and who fixed damaged or broken boards began to look for a solution. Initially, the surf leashes were not accepted and earned the name “kook cords,” but soon they rapidly gained popularity as surfers realized the advantages. It was simple mathematics; surf leashes equaled catching more waves, which is what surfers wanted; revolutionizing the entire world of surfing.

We believe the designs of our products are centered from the perspective of consumer demands with regard to longevity, functionality and safety. Our intention is to design products which last longer, and are safer than those of our competitors. We believe that consumers are willing to invest more in a product if it is durable because in the long run it will last longer. We are designing our surf leash with this in mind. For example, based on our own independent research of the internet websites such as Amazon.com and Ebay.com, other brands sell their surf leash products for approximately twenty to thirty dollars. We believe we will market our leash for approximately thirty-five dollars and we intend to market the product with a lifetime warranty.

Competition

Sport Tech Enterprises, Inc. will compete with numerous national and international companies which manufacture and distribute broad lines of sporting goods and related equipment. Most of the Company's possible competitors are larger and have substantially greater financial and other resources than Sport Tech Enterprises, Inc. There is no guarantee that we will generate revenues from our surf leash or that we will ever be able to compete on a global or national level with larger manufacturers of similar products.

Within the surf industry, our most significant competitors already possess a competitive advantage because these companies have established themselves within the industry in terms of advertising, marketing, sponsorships, goodwill, brand recognition and product awareness. We feel our product has a more innovative design than what is currently being marketed by these companies, as a result of our use of stainless steel rope. We intend to attract consumers by manufacturing a product which will last a lifetime.

Currently, we focus exclusively on sports such as surfing, body-boarding, snowboarding and skating. However, as our company grows, we can gradually shift our production to mainstream sports such as soccer, baseball, football, hockey and basketball. Although this transition would be difficult, we believe it is feasible and are dedicated to the expansion of our product line. In North America, competition in the sporting goods industry is intense and is based upon quality, price, product features and brand recognition.

Intellectual Property

We rely on patent, trademark, and trade secret law, as well as confidentiality and license agreements with certain employees, customers, and others to protect our proprietary rights. On September 13, 2010 we filed our application of our trademark for the logo with the United States Patent and Trademark Office (“USTPO”).

The USTPO issued a Notice of Allowance regarding our trademark application on May 3, 2011. As a result of our receipt of the Notice of Allowance, we had a six month period to file a Statement of Use (“SOU”) to complete the trademark application process, or alternatively file an extension request. As a result of our prototype not being in a production state, which is required to complete the trademark application process, we have filed an extension request on October 30, 2011. We intended on filing our formal patent application with the USPTO under the guidance of patent counsel, upon completion of our engineered prototype. There is no guarantee that we will be able to obtain a patent for our surf leash.

We have since abandoned the trademark application filed September 13, 2010. We were unable to meet the extension deadline as it was determined we needed to further modify the design to increase the product’s longevity.  In testing we encountered flaws that management felt needed to be improved upon.

On November 30, 2011, we filed our application of our trademark for the logo SquareRoot with the USPTO. The Trademark was published in the Trademark Official Gazette (OG) on May 15, 2012. The public has 30 days to challenge. We will then be issued a Notice of Allowance granting us a six month period to file a Statement of Use to complete the trademark application process, or alternatively file an extension request.

Subsequent to period ended March 31, 2012, as a result of new management, the company changed its name and is in the process of shifting the focus of its businesses. As such, the discussion below focuses on the business as it exists on the date of filing.

Marketing

 In order to generate initial interest and sales, we intend to initiate a local campaign to promote our surf leash in Southern California, before expanding throughout other surf communities in the United States and internationally. Our marketing campaign will be a grass roots (putting our product in the hands of people who will directly utilize the product), hands on approach, focused on putting working prototypes into the hands of local surfers, initially through word of mouth. Our intention is to work with them and to utilize their feedback to help improve our design, while allowing us to begin instilling our name and company philosophy into the individuals who will be purchasing our product. Currently, we have provided samples (at no cost to the surfer) of our initial prototype to local Southern California surfers to assist Mr. Lane in testing our product. Mr. Lane is presently recording feedback received from local surfers in possession of our functioning prototype, as well as documenting his own experiences with the existing design. Based on feedback received, Mr. Lane is making adjustments to the design.

Business of Online Internet Network, Inc.

Online Internet Network, Inc. (“OIN”) seeks to provide a complete internet solution for all service based businesses by supplying a platform to distribute correct business listing data while properly managing their online reputation through the majority of search engine directories and social media networks.

OIN’s clients are supplied with cutting edge technology through mobile website and in-house QR (quick response) coding, keeping each and every business one step ahead of their competitor.

OIN is an aggressive, fully operational corporation with scalability, an ability to adapt. We have just reached outside of the United States, with customers in Canada. We hope to gain customers in other countries across the globe in the future.

Market Opportunity

Unlike most competitors, OIN’s revenue model is kept simple. OIN doesn’t look for outside resources to fund advertising revenue; quite the opposite. Our Competitors only focus on one solution for a business compared to OIN which focuses on a complete online solution for each and every service based business. Our opinion is based on selling features that can be “white labeled” -or easily integrated- providing functionality that reaches not just the United States but the World as a whole. If we do not provide the e-commerce needed or necessary solution for the business, we are gaining significant contracts from various authorized companies to offer those services on our website which OIN truly becomes a worldwide distributor proving the info-structure.

Our Services

Our customers are service based businesses who wish to maintain a positive online presence and reputation.

The services we provide to our clients include:
•	ratings and reviews
•	proper business listings
•	websites and mobile websites
•	email marketing
•	direct mail campaigns

Competition

The Company currently has, and expects to have, increased competition as many more online reputation management companies are available online.  Some of the current competition includes companies that have been operating longer, and are more established with a consistent client base. A potential client can conduct a search for a reputation management company and find others before finding our company. Many of the companies competing against our Company have significantly more resources and a longer track record than we do.  Increased competition could negatively impact our Company.

Marketing

The Company plans to launch an aggressive internet marketing campaign to create public awareness and demand for our products and services.   The Company anticipates that such marketing efforts will generate increased revenues for the Company but there is no assurance that such marketing efforts, if carried out, will result in sufficient sales revenues and net margin to cover the expected costs of such marketing endeavors.

Employees

As of the date of this Current Report, we have 5 full-time and/or part-time employees and/or contractors working for the Company.  None of them are represented by a labor union or subject to a collective bargaining agreement.  We consider our relations with our staff members and contractors to be good.

ITEM 1A.                      RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment. You should read the section entitled “Special Note Regarding Forward Looking Statements” above for a discussion of what types of statements are forward-looking statements, as well as the significance of such statements in the context of this report.

RISKS RELATED TO OUR BUSINESS

We depend on certain key employees, and believe the loss of any of them would have a material adverse effect on our business.

We will be dependent on the continued services of our management team Ms. Lucas and Ms. Gibbs While we have no assurance that our current management will produce successful operations, the loss of such personnel could have an adverse effect on meeting our production and financial performance objectives. We have no assurance that we will not lose the services of these or other key personnel and may not be able to timely replace any personnel if we do lose their services.

 If we are unable to attract and retain key personnel, our business could be harmed.

If any of our key employees were to leave, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any successor obtains the necessary training and experience. Our employment relationships are generally at-will. We cannot assure that one or more key employees will not leave in the future. We intend to continue to hire additional highly qualified personnel, but may not be able to attract, assimilate or retain qualified personnel in the future. Any failure to attract, integrate, motivate and retain these employees could harm our business.

We are subject to federal legislation to protect investors against corporate fraud.

Federal legislation, such as the Sarbanes-Oxley Act of 2002 and the Dodd- Frank Act, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE, or the Nasdaq Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges and NASDAQ are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics.

We have not yet adopted any of these corporate governance measures such as an audit or other independent committees of our board of directors as we presently have one director. Additionally, since our securities are not yet listed on a national securities exchange or NASDAQ, we are not required to do so. If we expand our board membership in future periods to include independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees are made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should consider our current lack of corporate governance measures in making their investment decisions, in addition to the fact that we currently have only one director.

Government regulations and legal uncertainties concerning the Internet could hinder our business operations.

Laws applicable to the Internet and online privacy generally are becoming more prevalent. New laws and regulations may be adopted regarding the Internet or other online services in the United States and foreign countries that could limit our business flexibility or cause us to incur higher compliance costs. The adoption of additional laws or regulations, either domestically or abroad, may decrease the popularity or impede the expansion of Internet marketing, restrict our present business practices, require us to implement costly compliance procedures or expose us and/or our customers to potential liability, which, in turn, could adversely affect our business. Furthermore, the applicability of existing laws to the Internet is unsettled with regard to many important issues, including intellectual property rights, export of encryption technology, personal privacy, libel and taxation. It may take years to determine whether and how such existing and future laws and regulations apply to us. If we are required to comply with new regulations or new interpretations of existing regulations, or if we are unable to comply with these regulations, our business could be harmed.

The business of providing services over the internet is difficult to evaluate and our business model is unproven.

Because we only recently began operations, it is difficult to evaluate our business and prospects. Our revenue and income potential is unproven and our business model is emerging. Further, our business plan is derived from our management’s experience. We may never achieve favorable operating results or profitability.

If we do not attract customers to our website on cost-effective terms, we will not generate a profit, which ultimately will result in a cessation of operations.

Our success depends on our ability to attract retail customers to our website on cost-effective terms. Our strategy to attract customers to our website, which has not been formalized or implemented, includes viral marketing, the practice of generating a “buzz” among Internet users in our products through the possible developing and maintaining of weblogs or “blogs”, and postings on amateur websites such as YouTube.com, and other methods of getting Internet users to refer others to our website by e-mail or word of mouth; search engine optimization, marketing our website via search engines by purchasing sponsored placement in search results; and entering into affiliate marketing relationships with website providers to increase our visibility to Internet consumers. We plan to rely on viral marketing as the primary source of traffic to our website, with search engine optimization and affiliate marketing as secondary sources. Our marketing strategy may not be enough to attract sufficient traffic to our website. If we are unsuccessful at attracting a sufficient amount of traffic to our website, our ability to obtain customers and our resulting financial performance will be harmed.

If we are unable to successfully manage growth, our operations could be adversely affected, and our business may fail.

Our ability to manage growth effectively will depend on our ability to improve and expand operations and to recruit operational, financial and administrative personnel. There can be no assurance that management will be able to manage growth effectively.

We are exposed to general economic conditions, which may continue to harm our business.

Over the past several years, there has been a general global economic downturn that has not begun to improve. If the United States or global economic conditions deteriorate in the future, it is likely that capital spending will decline and our sales will be adversely affected. If such unfavorable economic conditions persist or worsen in the United States or internationally, such conditions will have a material adverse impact on our business, operating results and financial condition.

We may incur a variety of costs to engage in future acquisitions of companies, products or technologies, and the anticipated benefits of those acquisitions may never be realized.

As a part of our business strategy, we may make acquisitions of, or significant investments in, complementary companies, products or technologies. Any future acquisitions of companies or technologies would be accompanied by risks such as:

•	difficulties in assimilating the operations, personnel and technologies of acquired companies;

•	diversion of our management’s attention from ongoing business concerns;

•	our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

•	additional expense associated with impairments of acquired assets, such as goodwill or acquired workforce;

•	increases in the risk of claims against us related to the intellectual property or other activities of the businesses we acquire;

•	maintenance of uniform standards, controls, procedures and policies; and

•	impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management personnel.
We cannot guarantee that we will be able to successfully integrate any business, products, services, technologies or related personnel that we might acquire in the future. Our inability to integrate successfully any business, products, services, technologies or personnel we may acquire in the future could materially harm our business.

Information that we may provide to investors from time to time is accurate only as of the date we disseminate it and we undertake no obligation to update the information.

From time to time, we may publicly disseminate forward-looking information or guidance in compliance with Regulation FD promulgated by the Securities and Exchange Commission. This information or guidance represents our outlook only as of the date that we disseminated it, and we undertake no obligation to provide updates to this information or guidance in our filings with the Securities and Exchange Commission or otherwise.

Ms. Lucas has no experience in running a public company. The lack of experience in operating a public company could impact our return on investment.

As a result of our reliance on Ms. Lucas, and her lack of experience in operating a public company, our investors are at risk in losing their entire investment. She intends to hire personnel in the future, when sufficiently capitalized, who would have the experience required to manage our company, and such management is not anticipated until the occurrence of future financing. Ms. Lucas intends to devote approximately 20 hours per week on matters concerning Company business.

Ms. Lucas lacks relevant experience related to our business.

Ms. Lucas lacks experience as a director and has no experience as an officer of a public company. Lucas has no experience as an executive officer in a company that produces and distributes sporting good products or manages online reputations. Her lack of experience puts our investors at risk of losing their entire investment.

Ms. Gibbs has no experience in running a public company. Her lack of experience in operating a public company could impact our return on investment.

Ms. Gibbs has no experience in running a public company, and as a result of our reliance on Ms. Gibbs, and her lack of experience in operating a public company, our investors are at risk in losing their entire investment. Ms. Gibbs and Mr. Lucas intend to hire personnel in the future, when sufficiently capitalized, who would have the experience required to manage our company, and such management is not anticipated until the occurrence of future financing.

Ms. Gibbs has limited relevant experience related to our business.

Ms. Gibbs lacks experience as a as a corporate officer of a public company or other related position in a company that produces and distributes sporting good products. Mr. Gibbs does have experience working for reputation management company. However, she was not an officer, and it was not a publicly traded company.  Her limited experience puts our investors at risk of losing their entire investment.

Ms. Lucas is involved with other businesses and there can be no assurance that she will continue to provide services to us. Ms. Lucas’ limited time devotion to Online Internet Network, Inc. could have the effect on our operations of preventing us from being a successful business operation, which ultimately could cause a loss of your investment.

As compared to many other companies, we do not have the depth of managerial, sales or technical personnel. Ms. Lucas is currently a full-time nurse and is involved in other businesses. Ms. Lucas job have not, and are not expected in the future to interfere with her ability to work on behalf of our company. Ms. Lucas may in the future be involved with other businesses and there can be no assurance that she will continue to provide services to us. Ms. Lucas will devote only a portion of her time to our activities. Ms. Lucas intends to devote approximately 20 hours per week on matters concerning Company business.  Ms. Lucas and Ms. Gibbs will hire additional staff within the next 12 months as needed.

Ms. Gibbs may become involved with other businesses and there can be no assurance that she will continue to provide services to us. Ms. Gibb’s limited time devotion to Sport Tech Enterprises could have the effect on our operations of preventing us from being a successful business operation, which ultimately could cause a loss of your investment.

As compared to many other companies, we do not have the depth of managerial or technical, or sales personnel. Ms. Gibbs currently provides operational management to other businesses, which have not, and are not expected in the future to interfere with Ms. Gibbs’ ability to work on behalf of our company. Ms. Gibbs may in the future be involved with additional businesses and there can be no assurance that she will continue to provide services to us. Ms. Widme intends to devote approximately 35 hours per week on matters concerning Company business. Ms. Lucas and Ms. Gibbs will hire additional staff within the next 12 months as needed.

We may not be able to raise additional funds through public or private financings or additional borrowings, which could have a material adverse effect on our financial condition.

Our cash on hand, cash flow from operations and present borrowing capacity may not be sufficient to fund necessary capital expenditures and working capital requirements. We may from time to time seek additional financing, either in the form of bank borrowings, sales of debt or equity securities or otherwise. To the extent our capital resources and cash flow from operations are at any time insufficient to fund our activities or repay our indebtedness as it becomes due, we will need to raise additional funds through public or private financing or additional borrowings. We may not be able to obtain any such capital resources in sufficient amounts or on acceptable terms, if at all. Current economic conditions may affect our ability to obtain financing, as the lenders may be less inclined to finance a start-up company. The United States is an economic recession and as a result lenders are increasingly denying applications for equity to small businesses considered to be a high risk. If we are unable to obtain the necessary capital resources, our financial condition and results of operations could be materially adversely affected.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY AND TECHNOLOGY

Third parties may claim in the future that we are infringing their intellectual property and we could be exposed to significant litigation or licensing expenses or be prevented from selling our products if such claims are successful.

We may be subject to claims that we or our customers may be infringing upon, or contributing to the infringement of, the intellectual property rights of others. We may be unaware of intellectual property rights of others that may cover some of our technologies and products. If it appears necessary or desirable, we may seek licenses for these intellectual property rights. However, we may not be able to obtain licenses from some or all claimants, the terms of any offered licenses may not be acceptable to us, and we may not be able to resolve disputes without litigation. Any litigation regarding intellectual property could be costly and time-consuming and could divert the attention of our management and key personnel from our business operations. In the event of intellectual property infringement claim, we may be required to enter into costly royalty or licensing agreements. Third parties claiming intellectual property infringement may be able to obtain injunctive or other equitable relief that could effectively block our ability to develop and sell our products.

Our market is characterized by rapid technological change, and if we fail to develop and market new technologies rapidly, we may not become profitable in the future.

The Internet is characterized by rapid technological change that could render our website and business prematurely obsolete. The development of our website entails significant technical and business risks. We can give no assurance that we will successfully use new technologies effectively or adapt our website to customer requirements or needs. If our management is unable, for technical, legal, financial, or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, we may never become profitable which may result in the loss of all or part of your investment.

RISKS RELATING TO OUR COMMON STOCK

Because our common stock could remain under $5.00 per share, it could continue to be deemed a low-priced “Penny” stock and an investment in our common stock would be considered high risk and subject to marketability restrictions.

Since our common stock is currently under $5.00 per share, it is considered a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act.  Therefore, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. If the trading price of the common stock stays below $5.00 per share, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	Approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules, in some circumstances.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to accept the common stock for deposit into an account or, if accepted for deposit, to sell the common stock.  These restrictions may affect the ability of holders to sell their common stock in the secondary market and affect the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

If we fail to remain current on our reporting requirements with the SEC, we could be removed from the OTC Quotation Board, which would limit the ability of broker dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Quotation Board generally must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Quotation Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Quotation Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two year period, then we will be ineligible for quotation on the OTC Quotation Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  As of the date of this filing, we have no late filings reported by FINRA.

Our internal controls may be inadequate which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Exchange Act Rule includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of Online Internet Network, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

We have two individuals performing the functions of all officers and directors. These individuals have developed internal control procedures and are responsible for monitoring and ensuring compliance with those procedures. Management has determined that our internal controls are, at this time, adequate and effective. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Investors relying upon this misinformation may make an uninformed investment decision.

Our auditor’s have substantial doubt about our ability to continue as a going concern. Additionally, our auditor’s report reflects the fact that the ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately the achievement of significant operating revenues.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Our auditor’s report reflects that the ability of Online Internet Network to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. If we are unable to continue as a going concern, you will lose your investment.  We will be required to seek additional capital to fund future growth and expansion. No assurance can be given that such financing will be available or, if available, that it will be on commercially favorable terms. Moreover, favorable financing may be dilutive to investors.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

As of the date of the filing of this Annual Report on Form 10-K, we have no unresolved staff comments.

ITEM 2.                      PROPERTIES

We currently maintain an office at 8589 Aero Drive, Suite 200, San Diego, CA 92123. We currently pay $0 per month in rent. We do not believe that we will need to obtain additional office space at any time in the foreseeable future, approximately 12 months, until our business plan is more fully implemented.

ITEM 3.                      LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us that may materially affect us.

ITEM 4.                      MINE SAFETY DISCLOSURES

None

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Markets QB (OTC:QB) under the symbol “ONIN.”

Historically, there has not been an active trading market for our common stock. We have been eligible to participate in the OTCQB since April 18, 2012.

2012 BID PRICES
	High	Low
4th Quarter	$0.00	$0.00

Without an active public trading market, a stockholder may not be able to liquidate their shares. If a market does develop, the price for our securities may be highly volatile and may bear no relationship to our actual financial condition or results of operations. Factors we discuss in this report, including the many risks associated with an investment in our securities, may have a significant impact on the market price of our common stock.

The ability of individual stockholder to trade their shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. Presently, we have no plans to register our securities in any particular state.

Holders of Common Stock

As of July 2, 2012, we had 36 stockholders of record of the 15,678,840 shares outstanding.

Dividends

The payment of dividends is subject to the discretion of the Company’s Board of Directors and will depend, among other things, upon our earnings, our capital requirements, our financial condition, and other relevant factors. We have not paid nor declared any dividends on our common stock since our inception and, by reason of our present financial status and our contemplated financial requirements, do not anticipate paying any dividends in the foreseeable future.

We intend to reinvest any earnings in the development and expansion of our business. Any cash dividends in the future to common stockholders will be payable when, as and if declared by our Board of Directors, based upon the Board’s assessment of:

•	our financial condition;
•	earnings;

•	need for funds;
•	capital requirements;
•	prior claims of preferred stock to the extent issued and outstanding; and
•	other factors, including any applicable laws.

Therefore, there can be no assurance that any dividends on the common stock will ever be paid.

Securities Authorized for Issuance under Equity Compensation Plans

The Company has not adopted an Equity Compensation Plan.

Recent Sales of Unregistered Securities

Stock Issuances

In May of 2011, we issued 240 shares (post-split) of restricted common stock to Daniel Van Ness pursuant to his capital investment of $200.

In February 13, 2012, we issued 720,000 shares (post-split) of restricted common stock to SLI pursuant to Rule 701 (c)(2) as payment towards services rendered to the Company, valued at $12,000.

During the year ended March 31, 2012, there have been no other issuances of common stock.

Issuer Purchases of Equity Securities

The Company did not repurchase any of its equity securities during the year ended March 31, 2012.

ITEM 6.                      SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.                      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this annual report. References in the following discussion and throughout this annual report to “we”, “our”, “us”, “Online Internet Network”, “the Company”, and similar terms refer to Online Internet Network, Inc. unless otherwise expressly stated or the context otherwise requires. This discussion contains forward-looking statements that involve risks and uncertainties. Online Internet Network’s actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this filing.

OVERVIEW AND OUTLOOK

Background

Online Internet Network, Inc. (the “Company”) is a development stage company which was incorporated in the State of Nevada in July of 2010 as Sport Tech Enterprises, Inc.

Subsequent to year end March 31, 2012, on May 24, 2012, the Company changed its name from Sport Tech Enterprises, Inc. to Online Internet Network, Inc.

Subsequent to year end March 31, 2012, the company effectuated a symbol change effective June 19, 2012. The Company’s new trading symbol is ONIN.

Subsequent to year end March 31, 2012, on June 7, 2012, the Company completed a spin-off (the “Spin-Off’) of the Company, and SquareRoot. Prior to the Spin-Off, SquareRoot was a wholly-owned subsidiary of the Company. In connection with the Spin-Off, the Company entered into the following Agreements (collectively, the “Spin-Off Agreements”):

a)
A Separation and Distribution Agreement that sets forth the arrangements among the Company and SquareRoot regarding the principal transactions to separation, and that governs the relationship of the Company and SquareRoot after the Spin-Off.

b)	A Trademark License and Royalty Agreement that sets forth the arrangements among the Company and SquareRoot to assign the SquareRoot trademark to SquareRoot.

The above agreements were filed as Exhibits 2.1 and 2.2 to the Form 8-K filed June 19, 2012.

The Company and SquareRoot entered into a Trademark Assignment and Acquisition Agreement, whereby the Company irrevocably assigns the SquareRoot Mark in connection with the marketing of the surfleash.  The Company acknowledges that SquareRoot will have the exclusive right to ownership and use of the trademarks owned by the Company in lieu of any of the Marks on the product.

Our Operations

We were formed for the purpose of re-engineering existing sporting goods to increase the strength, use and life span of sporting goods. As a result of our acquisition of SquareRoot in October of 2010, we decided to focus our initial energies on the continued development of a new type of surfboard leash.

We have worked on the development and manufacture of the leash and have applied for Trademarks. We have begun development of the website www.sporttechenterprises.com which is still being completed. Our employee Mr. Brandon Lane  began a grass-roots marketing plan in the Southern California surfing community by providing local surfers and friends with unfinished examples of the surfleash to use and test. The surfers provided comments and suggestions and Mr. Lane is changing the design as a result.

Subsequent to year ended March 31, 2012, on June 7, 2012 the Company completed a spin-off (the “Spin-Off’) of the Company, and SquareRoot. Prior to the Spin-Off, SquareRoot was a wholly-owned subsidiary of the Company. Due to the recent change in management and proposed shift in operations and business plan, Mr. Lane no longer felt that the development of the surfleash was compatible. As such, SquareRoot, and Mr. Lane is now developing and marketing the surfleash.  As of the date of this filing, Online Internet Network is no longer pursuing the development of the surfleash.

As of March 31, 2012, the Company generated no revenues.

Operation Plan

As a result of the Spin off, the Company in the process of shifting operations to provide a complete internet solution for all service based businesses by supplying a platform to distribute correct business listing data while properly managing their online reputation through the majority of search engine directories and social media networks

We aim to be an interactive, full service, online marketing and reputation management company that provides service based companies in various sectors with online marketing and advertising services.  These services include the following:

Business Listing

We help ensure that our client’s business contact information is correct, accurate, prominently listed and correctly categorized to maximize visibility and ultimately sales or revenues. We provide an Owner verified listing including maps and photos of products or services. We assist in obtaining higher reviews of the business as 93% of consumers use online reviews when considering a product or service.

Reputation Management

Reputation management is the process of tracking an entity’s actions and opinions about that entity, reporting on those actions and opinions, and then reacting on that report to interject a positive response. Online Reputation Management is the practice of monitoring an entity’s reputation (be that of a person, place, company, or group) on the Internet with a view to controlling perception of that reputation. We focus on service based businesses who may receive a negative review or comment on various webpages.

Advertising/Marketing

We assist our clients with marketing their website and business profile through the use of QR codes. QR Codes are barcode URL’s that direct users to sites where they can learn about a business and its services or leave a review. QR codes let our clients capture potential client data for future business, while generating hits to their website and generating a review.

Website Creation

Website creation, development and management services are a benefit to our clients. Our clients are service based businesses who may need assistance with a website that generates enough attention and traffic to generate clients and revenues. We plan to ease this process by designing the most effective, accurate and complete website for each client.

Results of Operations

Comparison of Years Ended March 31, 2012 and March 31, 2011

The following table sets forth key components of our results of operations during the fiscal years ended March 31, 2012 and March 31, 2011. The financial data should be read in conjunction with the financial statements, related notes and other financial information included in this Current Report.

	Audited Fiscal Year Ended March,		Increase (Decrease)
	2012	2011		$	%
OPERATING REVENUES
Total Revenues	$-	$-	$-		-

OPERATING EXPENSES
General and Administrative	3,813	2,901	912		31%
Amortization	209	-	209		n/a
Salaries and Wages	65,568	15,932	49,636		312%
Professional Fess	71,727	41,355	30,372		73%
Impairment	1,003	-	1,003		n/a

Total Operating Expenses	$142,320	$60,188	$82,132		136%

OTHER INCOME AND (EXPENSE)
Interest Expense- related party	(3,357)	(280)	(3,077)		1099%
Other Income (Expense)	1	-	1		n/a

Total Other Income (Expense)	(3,356)	(280)	(3,076)		1099%
NET (LOSS)	$(145,676)	$(60,468)	$(85,208)		141%

Revenues. Our revenues remained the same in the fiscal year ended March 31, 2012 from $0 in the fiscal year ended March 31, 2011, representing a 0% increase.  The lack of revenues is a result of our focus on business development.

General and Administrative. General and administrative expenses increased $912, or 31%, to $3,813 for the fiscal year ended March 31, 2012 from $2,901 for the fiscal year ended March 31, 2011. The increase was the result of additional filing fees and processing fees for payroll.

Professional Fees.  Professional fees increased $30,372, or 73%, to $71,727 in the fiscal year ended March 31, 2012 from $41,355 for the fiscal year ended March 31, 2011.  The increase in legal and professional fees was the result of legal and outside accounting fees incurred in preparing filings with the SEC, such as our Form 10Q for period ended December 31, 2011.

Amortization. Our amortization expenses increased to $209 in the fiscal year ended March 31, 2012 from $0 for the fiscal year ended March 31, 2011. The increase was the result of the amortization of the increase in costs spent on trademarks and website.

Salaries and Wages.  Our salaries and wages expenses increased $49,636, or 312% to $65,568 in the fiscal year ended March 31, 2012, from 15,932 for the fiscal year ended March 31, 2011. The increase was due to the increased number of months in the period. The March 31, 2011 value only covered from inception, approximately 7 months of salaries and wages, where the March 31, 2012 value covered 12 months.

Interest Expense. Interest expense increased $3,077, or 1099%, to $3,357 in the fiscal year ended March 31, 2012 from $280 for the fiscal year ended March 31, 2011. The increase was the result of interest accrued on the loan from a related party.

Other Income. Other income increase $1 in the fiscal year ended March 31, 2012 from $0 for the fiscal year ended March 31, 2011. The increase was the result of interest income from our bank account.

Net Loss. In the fiscal year ended March 31, 2012, we generated a net loss of $145,676, an increase of $85,208, or 141%, from $60,468 for the period ended March 31, 2011. This increase was primarily attributable to the increased number of months covered in the period, increased accounting and legal fees and amortization charges.

Liquidity and Capital Resources

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2012 compared to March 31, 2011.

	March 31, 2012	March 31, 2011	Increase / (Decrease)
			$	%
				-
Current Assets	$ -	$ 682	$ (682)	(100%)

Current Liabilities	$ 11,104	$ 893	$ 10,211	1143%

Working Capital (Deficit)	$ (11,104)	$ (211)	$ (10,893)	5163%

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock and by borrowings. In the future, we anticipate we will be able to provide the necessary liquidity needed from the revenues generated from operations.

Since inception, we have financed our cash flow requirements through issuance of common stock and related party notes payable. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending additional revenues. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings to the extent available or to obtain additional financing to the extent necessary to augment our working capital. In the future we need to generate sufficient revenues from product and software sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans.  There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

 During the twelve months ended March 31, 2012, the current liabilities increased by $10,211 when compared to March 31, 2011 current liabilities of $893.   $0 of the balance in accounts payable at the fiscal year end March 31, 2012 is for attorneys,

We anticipate that we may incur operating losses during the next twelve months. The Company’s lack of operating history makes predictions of future operating results difficult to ascertain.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. These factors raise substantial doubt about our ability to continue as a going concern To address these risks, we must, among other things, increase our customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our website, provide national and regional industry participants with an effective, efficient and accessible website on which to promote their products and services through the Internet, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of Online Internet Network as a going concern. Online Internet Network may not have a sufficient amount of cash required to pay all of the costs associated with operating and marketing of its services. Management intends to use revenues and security sales to mitigate the effects of cash flow deficits; however no assurance can be given that debt or equity financing, if and when required, will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should Online Internet Network be unable to continue existence.

Critical Accounting Policies and Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions.

Trademarks
ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment.  As of March 31, 2012 and 2011, the Company recorded $841 and $0 of impairment of its intangible assets.

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

Website
The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.  The Company commenced amortization during April 2011 upon completion of the Company’s fully operational website.  As of March 31, 2012 and 2011, the Company recorded $162 and $0 of impairment of its intangible assets.

Stock-based compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

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

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through June 2012 and believes that none of them will have a material effect on the company’s financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This item in not applicable as we are currently considered a smaller reporting company.

ITEM 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on page F-1 through F-17 of this Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent auditors on accounting or financial disclosures.

ITEM 9A (T).                                CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer, Jeanette Lucas, evaluated the effectiveness of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Report.  Based on that evaluation, it was concluded that our disclosure controls and procedures are ineffective in timely alerting to material information relating to us required to be included in our periodic SEC filings and in ensuring that information required to be disclosed by us in the reports filed or submitted under the Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting. Subsequent to year ended, March 31, 2012, our management changed, which may materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control, as is defined in the Securities Exchange Act of 1934.  These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable.  There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls.  Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made and in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Management has undertaken an assessment of the effectiveness of our internal control over financial reporting based on the framework and criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based upon this evaluation, and as a result in the recent change in management, management concluded that our internal control over financial reporting was ineffective as of March 31, 2012.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B.                      OTHER INFORMATION

During the period ended March 31, 2012, the Company received a total of $68,485 in draws on the line of credit.  As of March 31, 2012, the balance due on the line of credit totals $91,081.

On June 28, 2011, the Company closed its offering on the sale of 4,923,600 (post-split) shares of common stock which were offered through a private placement.

On July 1, 2011, the Company filed an S-1 Registration statement with the Securities and Exchange Commission, registering 4,920,000 (post-split) shares of selling shareholders. The registration went effective on February 10, 2012.

On February 13, 2012, various shareholders of the Company agreed to cancel a significant portion of their shares and cancelled a total of 33,128,172 (post-split) shares of common stock.  For accounting purposes, this transaction was accounted for as a reverse stock split.

On February 14, 2012, the Company initiated a 30 to 1 forward split of all issued and outstanding shares.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Title	Term Commencing
Jeanette Lucas	58	President, Director	April 2012
Brynn Gibbs	25	Secretary	May 2012

Duties, Responsibilities and Experience

Jeanette Lucas, age 58, President and Director:, Director of Online Internet Network, Inc. since April 2012.  From February 2008 to Present, Ms. Lucas works as a Private Duty Nurse and Registered Nurse for Bell Enterprises. N Ms. Lucas worked as a Registered Nurse at Loma Linda University Medical Center in Loma Linda California from 1974 to September 1997. From June 1995 to December 2004 Ms. Lucas was a Private Business Owner with Quixtar/Amway. From September 1997 to December 1999, Ms. Lucas was the Director of Operations and Office Manager of James Lucas D.D.S. in Riverside. Ms. Lucas obtained her A.A. Degree and Registered Nursing Degree from the San Bernardino Valley College in San Bernardino, California. Ms. Lucas’ 30 year experience as a Registered Nurse and with patient care, management and private duty nursing has led us to the conclusion that she would be a capable and knowledgeable Director. Her ability to work with people and manage complex processes will be beneficial to the company.

Brynn Gibbs, age 25, Secretary: joined Online Internet Network, Inc. in May 2012 and serves as Secretary. Prior to joining Sport Tech, from August 2010 to May 2012, Ms. Gibbs worked at Reputation Impression as Operations Manager in San Diego, CA. From September 2009 to present Ms. Gibbs works as Chief Executive Officer and Designer of Solana Sunwear. From 2008 to 2009 she was the IRA Account Manager at Stone Equity Group. She also has volunteered with the National Parks Conservation Association as well as the Salvation Army. Ms. Gibbs received her B.A. from California State University, Fresno in 2008. She majored in Communication with an emphasis in Public Relations.

Family Relationships

There are no family relationships among any of our officers or directors.

Code of Ethics

The Company has not adopted a Code of Ethics.

Limitation of Liability of Directors

Pursuant to the Nevada General Corporation Law, our Articles of Incorporation exclude personal liability for our Directors for monetary damages based upon any violation of their fiduciary duties as Directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, or any transaction from which a Director receives an improper personal benefit. This exclusion of liability does not limit any right which a Director may have to be indemnified and does not affect any Director’s liability under federal or applicable state securities laws. We have agreed to indemnify our directors against expenses, judgments, and amounts paid in settlement in connection with any claim against a Director if he acted in good faith and in a manner he believed to be in our best interests.

Election of Directors and Officers

Directors are elected to serve for a 3 year term and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

Director Nomination Procedures

Generally, nominees for Directors are identified and suggested by the members of the Board or management using their business networks.  The Board has not retained any executive search firms or other third parties to identify or evaluate director candidates in the past and does not intend to in the near future.  In selecting a nominee for director, the Board or management considers the following criteria:

1.
Whether the nominee has the personal attributes for successful service on the Board such as demonstrated character and integrity; experience at a strategy/policy setting level; managerial experience dealing with complex problems; an ability to work effectively with others; and sufficient time to devote to the affairs of the Company;

2.
Whether the nominee has been the chief executive officer or senior executive of a public company or a leader of a similar organization, including industry groups, universities or governmental organizations;

3.
Whether the nominee, by virtue of particular experience, technical expertise or specialized skills or contacts relevant to the Company’s current or future business, will add specific value as a Board member.

4.	Whether there is any other factors related to the ability and willingness of a new nominee to serve or an existing Board member to continue his service.

The Board or management has not established any specific minimum qualifications that a candidate for director must meet in order to be recommended for Board membership.  Rather, the Board or management will evaluate the mix of skills and experience that the candidate offers, consider how a given candidate meets the Board’s current expectations with respect to each such criterion, and make a determination regarding whether a candidate should be recommended to the stockholders for election as a Director.  During 2012, the Company appointed Ms. Jeanette Lucas as Director of the Company.

The Company will consider for inclusion in its nominations of new Director nominees proposed by stockholders who have held at least 1% of the outstanding voting securities of the Company for at least one year.  Board candidates referred by such stockholders will be considered on the same basis as Board candidates referred from other sources.  Any stockholder who wishes to recommend for the Company’s consideration a prospective nominee to serve on the Board of Directors may do so by giving the candidate’s name and qualifications in writing to the Company’s Secretary at the following address:  8589 Aero Drive, Suite 200, San Diego, CA 92123

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past five years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires executive officers and directors, and persons who beneficially own more than ten percent of an issuer's common stock that has been registered under Section 12 of the Exchange Act, to file initial reports of ownership and reports of changes in ownership with the SEC.

Executive officers, directors and greater-than-ten-percent beneficial owners are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based upon a review of the copies of such forms furnished to us and written representations from our executive officers and Directors, we believe that as of the date of this filing they were current in their filings.

Corporate Governance

We currently do not have standing audit, nominating or compensation committees of the Board of Directors, or committees performing similar functions. Until formal committees are established, our entire Board of Directors performs the same functions as an audit, nominating and compensation committee.

ITEM 11.                      EXECUTIVE COMPENSATION

Overview of Compensation Program

We currently have not appointed members to serve on the Compensation Committee of the Board of Directors. Until a formal committee is established, our entire Board of Directors has responsibility for establishing, implementing and continually monitoring adherence with the Company’s compensation philosophy.  The Board of Directors ensures that the total compensation paid to the executives is fair, reasonable and competitive.

Compensation Philosophy and Objectives

The Board of Directors believes that the most effective executive compensation program is one that is designed to reward the achievement of specific annual, long-term and strategic goals by the Company and that aligns executives’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving stockholder value.  As a result of the size of the Company and only having four executive officers, the Board evaluates both performance and compensation on an informal basis.  Upon hiring additional executives, the Board intends to establish a Compensation Committee to evaluate both performance and compensation to ensure that the Company maintains its ability to attract and retain superior employees in key positions and that compensation provided to key employees remains competitive relative to the compensation paid to similarly-situated executives of peer companies.  To that end, the Board believes executive compensation packages provided by the Company to its executives, including the named executive officers should include both cash and stock-based compensation that reward performance as measured against established goals.

Role of Executive Officers in Compensation Decisions

The Board of Directors makes all compensation decisions for, and approves recommendations regarding equity awards to, the executive officers and Directors of the Company.  Decisions regarding the non-equity compensation of other employees of the Company are made by management.

Summary Compensation

During the year ended March 31, 2012, Mr. Andrew Widme and Ms. Nicole Widme did not receive compensation for their roles associated as the Company’s officers. As of March 31, 2012, the executives received compensation totaling $0.

SUMMARY COMPENSATION TABLE

The table below summarizes the total compensation paid to or earned by our Executive Officers, for the last two fiscal years ended March 31 2012 and 2011.

SUMMARY COMPENSATION TABLE
Name and Principal Positions	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compen-sation ($)	Total ($)
Jeanette Lucas
President(1)	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	$0

Brynn Gibbs
Secretary (2)	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	$0

Andrew Widme
Former CEO and President(3)	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Nicole Widme
Former Secretary (4)(5)	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Brandon Lane
President of Former Subsidiary (6)	2012	$60,500	-0-	-0-	-0-	-0-	-0-	-0-	$60,500
	2011	$14,500	-0-	-0-	-0-	-0-	-0-	-0-	$14,500

(1)	Ms. Lucas was elected as President on May 22, 2012
(2)	Ms. Gibbs was elected Secretary on May 22, 2012
(3)	Mr. Widme resigned on May 22, 2012
(4)	Ms. Widme resigned on May 22, 2012
(5)	Mr. Widme and Ms Widme are husband and wife.
(6)	Mr. Lane is the President of Squareroot, Inc. a former subsidiary of the Company.

Employment Agreements

The Company did not enter into any employment agreements during the period ended March 31, 2012.

Termination of Employment

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person that would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company, except with respect to a breach of contract on the part of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of our knowledge, about the beneficial ownership of our common stock on March 31, 2012 relating to the beneficial ownership of our common stock by those persons known to beneficially own more than 5% of our capital stock and by our directors and executive officers.  The percentage of beneficial ownership before the offering for the following table is based on 15,678,840 (post-split) shares of common stock outstanding.

Security Ownership of Management

Title of Class	Name of Beneficial Owner(1)	Amount of Beneficial Ownership	Percent of Class(2)
Common	Jeanette Lucas	0	0%
Common	Brynn T. Gibbs	0	0%
Common	Andrew Widme	7,200,000	46%
Common	Nicole Widme	0	0%
	All Beneficial Owners as a Group	7,200,000	46%
(1)
As used in this table, “beneficial ownership” means the sole or united power to vote, or to direct the voting of, a security, or the sole or united investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). Each Party’s address is in care of the Company at 8985 Aero Drive, Suite 200, San Diego, CA 92101.

(2)	Figures are rounded to the nearest tenth of a percent.

Security Ownership of Certain Beneficial Owners

Title of Class	Name of Beneficial Owner(1)	Amount of Beneficial Ownership	Percent of Class(2)
Common	Andrew Widme	7,200,000	46%
Common	Mary J. Stoecklein	2,400,000	15%
	All Beneficial Owners as a Group	9,600,000	61%
(1)
As used in this table, “beneficial ownership” means the sole or united power to vote, or to direct the voting of, a security, or the sole or united investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). Each Party’s address is in care of the Company at 8985 Aero Drive, Suite 200, San Diego, CA 92101.

(2)	Figures are rounded to the nearest tenth of a percent.

*The information used for the table of Security Ownership of Certain Beneficial Owners is based on the information reported on the beneficial owners’ Schedule 13D filings.

“Beneficial ownership” means the sole or shared power to vote or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have “beneficial ownership” of any security that such person has the right to acquire within 60 days from the date of this filing.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions and Certain Relationships

On September 29, 2010, the Company executed a line of credit in the amount of $100,000 with Andrew Widme. The line of credit carries an annual interest rate of 6% and has a term of three years, at which the entire outstanding balance of principal and interest is due in full. In the event of default, the line of credit will bear interest at 10% per annum. As of March 31, 2012, an amount of $41,081 had been used for general corporate purposes with a remaining balance of $58,919 available. Accrued interest payable as of March 31, 2012 was $918.

On November 29, 2010, the Company executed a line of credit in the amount of $50,000 with Andrew Widme. The line of credit carries an annual interest rate of 6% and has a term of three years, at which the entire outstanding balance of principal and interest is due in full. In the event of default, the line of credit will bear interest at 10% per annum. As of March 31, 2012, an amount of $50,000 had been used for general corporate purposes with a remaining balance of $0 available. Accrued interest payable as of March 31, 2012 was $2,719.

For the twelve months ended March 31, 2012, the interest expense was $3,357. During the period from Inception (July 28, 2010) through March 31, 2011, interest expense was $280.

Subsequent to period ended March, 31, 2012, during the two month period ended May 31, 2012, the Company received an additional $8,500 from Andrew Widme as a draw on the line of credit which is due in November 2013.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined in Section 803A of the NYSE Amex LLC Company Guide. Since the OTCQB does not have rules regarding director independence, the Board makes its determination as to director independence based on the definition of “independence” as defined under the rules of the New York Stock Exchange (“NYSE”) and American Stock Exchange (“Amex”).

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

During the year ended March 31, 2012, DeJoya Griffith & Company, LLC billed the Company $10,300 for the audit of the 2012 and 2011 annual financial statements.

Audit-Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of our financial statements outside of those fees disclosed above under “Audit Fees”.

Tax Fees

            There were no fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning for fiscal years 2011 and 2012.

PART IV

ITEM 15.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1.	The financial statements listed in the "Index to Financial Statements" at page F-1 are filed as part of this report.

2.	Financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits included or incorporated herein: See index to Exhibits.

(b)           Exhibits

Incorporated by reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period ending	Exhibit	Filing date
3(i)(a)	Articles of Incorporation of Sport Tech Enterprises, Inc.		S-1		3(i)(a)	2/10/12
3(ii)(a)	Bylaws of Sport Tech Enterprises, Inc.		S-1		3(i)(a)	2/10/12
10.1	Settlement Agreement and Full Mutual Release of Claims with SLG	X
10.2	Settlement Agreement and Full Mutual Release of Claims with SLI	X
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONLINE INTERNET NETWORK, INC.

By: /S/ Jeanette Lucas
       Jeanette Lucas, President

Date: July 2, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Jeanette Lucas	President, Chief Executive Officer, Principal Accounting Officer and Director	July 2, 2012
Jeanette Lucas

ONLINE INTERNET NETWORK, INC.

INDEX TO FINANCIAL STATEMENTS

FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Online Internet Network, Inc.

We have audited the accompanying consolidated balance sheets of Online Internet Network, Inc. (fka Sport Tech, Inc.) (A Development Stage Company) (the “Company”) as of March 31, 2012 and 2011 and the consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from inception (July 28, 2010) to March 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over the financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Online Internet Network, Inc (A Development Stage Company) as of March 31, 2012 and 2011 and the results of their operations and their cash flows for the years then ended and for the period from inception (July 28, 2010) to March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
July 2, 2012

ONLINE INTERNET NETWORK, INC. AND SUBSIDIARY
(FORMERLY SPORT TECH ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(audited)

	March 31,	March 31,
	2012	2011

ASSETS

Current assets:
Cash	$-	$682
Total current assets	-	682

Other assets:
Trademark, net	1,457	775
Website, net	-	244
Total other assets	1,457	1,019

Total assets	$1,457	$1,701

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank overdraft	$2,266	$-
Accounts payable	8,838	893
Total current liabilities	11,104	893

Long term liabilities:
Accrued interest payable - related party	3,638	280
Line of credit - related party	91,081	22,596
Total long term liabilities	94,719	22,876

Total liabilities	105,823	23,769

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of March 31, 2012 and 2011	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 15,678,840 and 10,035,000 shares issued and
outstanding as of March 31, 2012 and 2011, respectively	15,679	10,035
Additional paid-in capital	86,099	28,365
Deficit accumulated during development stage	(206,144)	(60,468)
Total stockholders' deficit	(104,366)	(22,068)

Total liabilities and stockholders' deficit	$1,457	$1,701

See Accompanying Notes to Consolidated Financial Statements.

ONLINE INTERNET NETWORK, INC. AND SUBSIDIARY
(FORMERLY SPORT TECH ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(audited)

		Inception	Inception
	For the year	(July 28, 2010)	(July 28, 2010)
	ended	to	to
	March 31,	March 31,	March 31,
	2012	2011	2012

Revenue	$ -	$ -	$ -

Operating expenses:
General and administrative	3,813	2,901	6,714
Amortization	209	-	209
Salaries and wages	65,568	15,932	81,500
Professional fees	71,727	41,355	113,082
Impairment	1,003	-	1,003

Total operating expenses	142,320	60,188	202,508

Other income (expenses):
Interest income	1	-	1
Interest expense - related party	(3,357)	(280)	(3,637)

Total other income (expenses)	(3,356)	(280)	(3,636)

Net loss	$ (145,676)	$ (60,468)	$ (206,144)

Net loss per common share - basic	$ (0.01)	$ (0.01)

Weighted average number of common shares	13,869,421	7,775,283
outstanding - basic

See Accompanying Notes to Consolidated Financial Statements.

ONLINE INTERNET NETWORK, INC. AND SUBSIDIARY
(FORMERLY SPORT TECH ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIT
(audited)
						Deficit
						Accumulated
					Additional	During	Total
	Preferred Shares		Common Shares		Paid-In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit
Inception July 28, 2010	-	$-	-	$-	$-	$-	$-

September 7, 2010
Issuance of common stock for cash	-	-	60,000	60	140	-	200

September 21, 2010
Issuance of common stock for cash	-	-	7,200,000	7,200	16,800	-	24,000

September 22, 2010
Issuance of common stock for cash	-	-	2,400,000	2,400	5,600	-	8,000

October 1, 2010
Issuance of common stock for acquisition of SquareRoot, Inc.	-	-	360,000	360	840	-	1,200

December 1, 2010
Issuance of common stock for services	-	-	15,000	15	4,985	-	5,000

Net loss						(60,468)	(60,468)

Balance, March 31, 2011	-	$-	10,035,000	$10,035	$28,365	$(60,468)	$(22,068)

May 15, 2011
Issuance of common stock for cash	-	-	240	-	200	-	200

June 28, 2011
Issuance of common stock for cash	-	-	4,923,600	4,924	35,596	-	40,520

February 13, 2012
Issuance of common stock for settlement of debt	-	-	720,000	720	11,280	-	12,000

March 31, 2012
Forgiveness of debt with related party	-	-	-	-	10,658	-	10,658

Net loss						(145,676)	(145,676)

Balance, March 31, 2012	-	$-	15,678,840	$15,679	$86,099	$(145,676)	$(104,366)
See Accompanying Notes to Consolidated Financial Statements.

ONLINE INTERNET NETWORK, INC. AND SUBSIDIARY
(FORMERLY SPORT TECH ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(audited)

		Inception	Inception
	For the year	(July 28, 2010)	(July 28, 2010)
	ended	to	to
	March 31,	March 31,	March 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(145,676)	$(60,468)	$(206,144)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	-	5,000	5,000
Impairment of goodwill	-	2,000	2,000
Amortization	209	-	209
Impairment of assets	1,003	-	1,003
Changes in operating assets and liabilities:
Increase in accounts payable	30,603	893	31,496
Increase in accrued interest payable - related party	3,358	280	3,638

Net cash used in operating activities	(110,503)	(52,295)	(162,798)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for trademarks	(1,650)	(775)	(2,425)
Payments for website development	-	(244)	(244)
Net liabilities in acquisition of SquareRoot, Inc.	-	(800)	(800)

Net cash used in investing activities	(1,650)	(1,819)	(3,469)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	2,266	-	2,266
Proceeds from line of credit - related party	68,485	22,596	91,081
Proceeds from sale of common stock, net of offering costs	40,720	32,200	72,920

Net cash provided by financing activities	111,471	54,796	166,267

NET CHANGE IN CASH	(682)	682	-

CASH AT BEGINNING OF PERIOD	682	-	-

CASH AT END OF PERIOD	$-	$682	$-

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Shares issued for services	$-	$5,000	$5,000
Shares issued for acquisition of SquareRoot, Inc.	$-	$1,200	$1,200
Shares issued for settlement of debt	$12,000	$-	$12,000
Forgiveness of debt with related party	$10,658	$-	$10,658

See Accompanying Notes to Consolidated Financial Statements.

ONLINE INTERNET NETWORK, INC. AND SUBSIDIARY
(FORMERLY SPORT TECH ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MARCH 31, 2012 AND MARCH 31, 2011
(AUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS OPERATIONS

Organization
The Company was incorporated on July 28, 2010 (Inception) under the laws of the State of Nevada, as Sport Tech Enterprises, Inc. On October 1, 2010, we acquired our wholly-owned subsidiary, SquareRoot, Inc (“SquareRoot”) in the state of Nevada. SquareRoot was formed to design, manufacture, and distribute water sport sporting goods.

On May 24, 2012, the Company amended its articles of incorporation and changed its name to Online Internet Network, Inc.

The Company has not commenced significant operations and, in accordance with ASC Topic 915, the Company is considered a development stage company.

Nature of operations
The Company will provide a complete internet solution for all service based businesses by supplying a platform to distribute correct business listing data while properly managing their online reputation through the majority of search engine directories and social media networks.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation
The consolidated financial statements include the accounts of Online Internet Network, Inc. (Nevada Corporation), and its wholly-owned subsidiary SquareRoot, Inc. (Nevada Corporation).  All significant inter-company balances and transactions have been eliminated.  Online Internet Network, Inc. (Nevada Corporation) and SquareRoot (Nevada Corporation) will be collectively referred herein as the “Company”.

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Trademarks
ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As of March 31, 2012 and 2011, the Company recorded $841 and $0 of impairment of its intangible assets.

ONLINE INTERNET NETWORK, INC. AND SUBSIDIARY
(FORMERLY SPORT TECH ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MARCH 31, 2012 AND MARCH 31, 2011
(AUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Trademarks (continued)

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

Website
The Company capitalizes the costs associated with the development of the Company’s website pursuant to ASC Topic 350.  Other costs related to the maintenance of the website are expensed as incurred.  Amortization is provided over the estimated useful lives of 3 years using the straight-line method for financial statement purposes.  The Company commenced amortization during April 2011 upon completion of the Company’s fully operational website.  As of March 31, 2012 and 2011, the Company recorded $162 and $0 of impairment of its intangible assets.

Revenue recognition
We recognize revenue when all of the following conditions are satisfied: (1) there is persuasive evidence of an arrangement; (2) the product or service has been provided to the customer; (3) the amount of fees to be paid by the customer is fixed or determinable; and (4) the collection of our fees is probable.

The Company will record revenue when it is realizable and earned and the products have been shipped to the customers.

Advertising costs
Advertising costs are anticipated to be expensed as incurred; however there were no advertising costs included in general and administrative expenses for the period of Inception (July 28, 2010) to March 31, 2012.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2012 and 2011. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.  Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

ONLINE INTERNET NETWORK, INC. AND SUBSIDIARY
(FORMERLY SPORT TECH ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MARCH 31, 2012 AND MARCH 31, 2011
(AUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair value of financial instruments (continued)

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date.” Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

Stock-based compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Stock-based compensation (continued)
The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

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

ONLINE INTERNET NETWORK, INC. AND SUBSIDIARY
(FORMERLY SPORT TECH ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MARCH 31, 2012 AND MARCH 31, 2011
(AUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income taxes
The Company follows ASC Topic 740 for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

The Company applies a more-likely-than-not recognition threshold for all tax uncertainties. ASC Topic 740 only allows the recognition of those tax benefits that have a greater than fifty percent likelihood of being sustained upon examination by the taxing authorities. As of March 31, 2012 and 2011, the Company reviewed its tax positions and determined there were no outstanding, or retroactive tax positions with less than a 50% likelihood of being sustained upon examination by the taxing authorities, therefore this standard has not had a material effect on the Company.

The Company does not anticipate any significant changes to its total unrecognized tax benefits within the next 12 months.

The Company classifies tax-related penalties and net interest as income tax expense. As of March 31, 2012 and 2011, no income tax expense has been incurred.

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

Year end
The Company has a year ended March 31.

ONLINE INTERNET NETWORK, INC. AND SUBSIDIARY
(FORMERLY SPORT TECH ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MARCH 31, 2012 AND MARCH 31, 2011
(AUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through June 2012 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities, developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (July 28, 2010) through the period ended March 31, 2012 of ($206,144). In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

NOTE 4 – TRADEMARK

Trademark consisted of the following as of:

	March 31,	March 31,
	2012	2011
Trademark	$1,500	$775
Accumulated amortization	(43)	-
	$1,457	$775

During the year ended March 31, 2012 and for the period from Inception (July 28, 2010) through March 31, 2011, the Company recorded amortization expense of $128 and $0, respectively.    As of March 31, 2012 and 2011, the Company recorded impairment of $841 and $0, respectively, on the trademark.

ONLINE INTERNET NETWORK, INC. AND SUBSIDIARY
(FORMERLY SPORT TECH ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MARCH 31, 2012 AND MARCH 31, 2011
(AUDITED)

NOTE 5 – WEBSITE

Website consisted of the following as of:

	March 31,	March 31,
	2012	2011
Website	$-	$244
	$-	$244

During the year ended March 31, 2012 and for the period from Inception (July 28, 2010) through March 31, 2011, the Company recorded amortization expense of $81 and $0, respectively.  As of March 31, 2012 and 2011, the Company recorded impairment of $162 and $0, respectively, on the website.

NOTE 6 – LINE OF CREDIT – RELATED PARTY

Line of credit consists of the following at:

	March 31, 2012	March 31, 2011
Revolving credit line due to an officer and director of the Company, unsecured, 6% interest, due in September 2013	$41,081	$4,000

Revolving credit line due to an officer and director of the Company, unsecured, 6% interest, due in November 2013	50,000	18,596

	$91,081	$22,596

On September 29, 2010, the Company executed a line of credit in the amount of $100,000 with Andrew Widme. The line of credit carries an annual interest rate of 6% and has a term of three years, at which the entire outstanding balance of principal and interest is due in full. In the event of default, the line of credit will bear interest at 10% per annum. As of March 31, 2012, an amount of $41,081 had been used for general corporate purposes with a remaining balance of $58,919 available. Accrued interest payable as of March 31, 2012 was $918.

On November 29, 2010, the Company executed a line of credit in the amount of $50,000 with Andrew Widme. The line of credit carries an annual interest rate of 6% and has a term of three years, at which the entire outstanding balance of principal and interest is due in full. In the event of default, the line of credit will bear interest at 10% per annum. As of March 31, 2012, an amount of $50,000 had been used for general corporate purposes with a remaining balance of $0 available. Accrued interest payable as of March 31, 2012 was $2,719.

During the year ended March 31, 2012, interest expense was $3,357.  During the period from Inception (July 28, 2010) through March 31, 2011, interest expense was $280.

ONLINE INTERNET NETWORK, INC. AND SUBSIDIARY
(FORMERLY SPORT TECH ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MARCH 31, 2012 AND MARCH 31, 2011
(AUDITED)

NOTE 7 – INCOME TAXES

At March 31, 2012 and 2011, the Company had a federal operating loss carry forward of $200,144 and $54,468, which begins to expire in 2031.

Components of net deferred tax assets, including a valuation allowance, are as follows at March 31, 2012 and 2011:

	2012	2011
Deferred tax assets:
Net operating loss carryforward	$200,144	$54,468
Total deferred tax assets	70,050	19,064
Less: Valuation allowance	(70,050)	(19,064)
Net deferred tax assets	$-	$-

The valuation allowance for deferred tax assets as of March 31, 2012 and 2011 was $70,050 and $19,064, which will begin to expire 2031.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of March 31, 2012 and 2011 and maintained a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows at March 31, 2012 and 2011:

	2012	2011
Federal statutory rate	(35.0)%	(35.0)%
State taxes, net of federal benefit	(0.0)%	(0.0)%
Change in valuation allowance	35.0%	35.0%
Effective tax rate	0.0%	0.0%

ONLINE INTERNET NETWORK, INC. AND SUBSIDIARY
(FORMERLY SPORT TECH ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MARCH 31, 2012 AND MARCH 31, 2011
(AUDITED)

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.  The Company did not authorize terms and rights of preferred shares as of March 31, 2012.
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

On February 13, 2012, the Company issued 720,000 shares of common stock for settlement of debt totaling $12,000.

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

On March 31, 2012, the Company received a forgiveness of debt from related parties totaling $10,658.

ONLINE INTERNET NETWORK, INC. AND SUBSIDIARY
(FORMERLY SPORT TECH ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED MARCH 31, 2012 AND MARCH 31, 2011
(AUDITED)

NOTE 8 – STOCKHOLDERS’ EQUITY (CONTINUED)

During the year ended March 31, 2012, there have been no other issuances of common stock.

NOTE 9 – WARRANTS AND OPTIONS

As of March 31, 2012, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 10 – SUBSEQUENT EVENTS

During the two month period ended May 31, 2012, the Company received an additional $8,500 from Andrew Widme as a draw on the line of credit which is due in November 2013.

On June 7, 2012, the Company completed the spinoff of Squareroot, Inc. (“Squareroot”) and the shareholders of the Company were granted one share of Squareroot comment stock for each share of the Company’s common stock owned by them as of May 21, 2012.  Additionally, the Company and Squareroot entered into a Trademark Assignment and Acquisition Agreement whereby the Company irrevocably assigns the trademark to Squareroot.