Form 10-K/A
period 2012-03-31
ONLINE INTERNET NETWORK, INC.
filed 2012-07-16
CIK 1520586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K/A
(Amendment No .1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None.

*EXPLANATORY NOTE - The Registrant is amending this report on Form 10-K for the sole purpose of supplementing the XBRL exhibit. No other disclosure wsa changed as a result of the amendment.

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

Date: July 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ Jeanette Lucas	President, Chief Executive Officer, Principal Accounting Officer and Director	July 16, 2012
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