Form 10-Q
period 2012-06-30
ONLINE INTERNET NETWORK, INC.
filed 2012-08-14
CIK 1520586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-54607

ONLINE INTERNET NETWORK, INC.
(Exact name of registrant as specified in its charter)

Nevada	27-3195252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8589 Aero Drive, Suite 200, San Diego, CA	92123
(Address of principal executive offices)	(Zip Code)

(858) 634-6600
(Registrant’s telephone number, including area code)

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
Yes ☒    No ☐

The number of shares of Common Stock, $0.001 par value, outstanding on July 31, 2012 was 15,678,840 shares.

ONLINE INTERNET NETWORK, INC.
QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ONLINE INTERNET NETWORK, INC. AND SUBSIDIARY
(FORMERLY SPORT TECH ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30,	March 31,
	2012	2012

ASSETS

Current assets:
Cash	$ 6,359	$ -
Total current assets	6,359	-

Other assets:
Trademark, net	1,416	1,457
Website, net	-	-
Total other assets	1,416	1,457

Total assets	$ 7,775	$ 1,457

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank overdraft	$ -	$ 2,266
Accounts payable	6,488	8,838
Accounts payable- related party	20,912	-
Total current liabilities	27,400	11,104

Long term liabilities:
Accrued interest payable - related party	5,158	3,638
Line of credit - related party	116,281	91,081
Total long term liabilities	121,439	94,719

Total liabilities	148,839	105,823

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of June 30, 2012 and March 31, 2012	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 15,678,840 and 15,678,840 shares issued and
outstanding as of June 30, 2012 and March 31, 2012, respectively	15,679	15,679
Additional paid-in capital	86,100	86,099
Deficit accumulated during development stage	(242,843)	(206,144)
Total stockholders' deficit	(141,064)	(104,366)

Total liabilities and stockholders' deficit	$ 7,775	$ 1,457

See Accompanying Notes to Consolidated Financial Statements.

ONLINE INTERNET NETWORK, INC. AND SUBSIDIARY
(FORMERLY SPORT TECH ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the	For the	Inception
	three months	three months	(July 28, 2010)
	ended	ended	to
	June 30,	June 30,	June 30,
	2012	2011	2012

Revenue	$-	$-	$-

Operating expenses:
General and administrative	988	444	8,025
Amortization	40	40	249
Salaries and wages	13,779	16,755	94,956
Professional fees	20,371	46,500	133,453
Impairment of assets	-	-	1,003

Total operating expenses	35,178	63,739	237,686

Other income (expenses):
Interest income	-	1	1
Interest expense - related party	(1,521)	(455)	(5,158)

Total other income (expenses)	(1,521)	(454)	(5,157)

Net loss	$(36,699)	$(64,193)	$(242,843)

Net loss per common share - basic	$(0.00)	$(0.01)

Weighted average number of common shares	15,678,840	10,197,440
outstanding - basic

See Accompanying Notes to Consolidated Financial Statements.

ONLINE INTERNET NETWORK, INC. AND SUBSIDIARY
(FORMERLY SPORT TECH ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the	For the	Inception
	three months	three months	(July 28, 2010)
	ended	ended	to
	June 30,	June 30,	June 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(36,699)	$(64,193)	$(242,843)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	-	-	5,000
Impairment of goodwill	-	-	2,000
Amortization	40	40	249
Impairment of assets	-	-	1,003
Changes in operating assets and liabilities:
(Decrease)/Increase in accounts payable	(2,348)	6,569	29,148
Increase in accounts payable- Related party	20,912		20,912
Increase in accrued interest payable - related party	1,520	455	5,158

Net cash used in operating activities	(16,575)	(57,129)	(179,373)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for trademarks	-	-	(2,425)
Payments for website development	-	-	(244)
Net liabilities in acquisition of Squareroot, Inc.	-	-	(800)

Net cash used in investing activities	-	-	(3,469)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(2,266)	-	-
Proceeds from line of credit - related party	25,200	17,825	116,281
Proceeds from sale of common stock, net of offering costs	-	40,720	72,920

Net cash provided by financing activities	22,934	58,545	182,201

NET CHANGE IN CASH	6,359	1,416	6,359

CASH AT BEGINNING OF PERIOD	-	682	-

CASH AT END OF PERIOD	$6,359	$2,098	$6,359

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Shares issued for services	$-	$-	$5,000
Shares issued for acquisition of Squareroot, Inc.	$-	$-	$1,200
Shares issued for settlement of debt	$-	$-	$12,000
Forgiveness of debt with related party	$-	$-	$10,658

See Accompanying Notes to Consolidated Financial Statements.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company as of and for the period ended March 31, 2012 and notes thereto included in the Company’s 10-K annual report and all amendments. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim period are not indicative of annual results.

Organization
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

Trademarks
ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. During the three months ended June 30, 2012, the Company recorded $0 impairment of its intangible assets.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

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

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through August 2012 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities, developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (July 28, 2010) through the period ended June 30, 2012 of ($242,843). In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

NOTE 3 – TRADEMARK

Trademark consisted of the following as of:

	June 30,	March 31,
	2012	2012
Trademark	$1,500	$1,500
Accumulated amortization	(84)	(43)
	$1,416	$1,457

During the three months ended June 30, 2012 and 2011, the Company recorded amortization expense of $40 and $40, respectively.

NOTE 4 – LINE OF CREDIT – RELATED PARTY

Line of credit consists of the following at:

	March 31, 2012	March 31, 2012
Revolving credit line due to a former officer and director of the Company, unsecured, 6% interest, due in September 2013	$46,381	$41,081

Revolving credit line due to a former officer and director of the Company, unsecured, 6% interest, due in November 2013	50,000	50,000

Revolving credit line due to a shareholder of the Company, unsecured, 6% interest, due in April 2014	11,200

Revolving credit line due to an officer and director of the Company, unsecured, 6% interest, due in June 2016	8,700

	$116,281	$91,081

On September 29, 2010, the Company executed a line of credit in the amount of $100,000 with Andrew Widme. The line of credit carries an annual interest rate of 6% and has a term of three years, at which the entire outstanding balance of principal and interest is due in full. In the event of default, the line of credit will bear interest at 10% per annum. As of June 30, 2012, an amount of $46,381 had been used for general corporate purposes with a remaining balance of $53,619 available. Accrued interest payable as of June 30, 2012 was $1,607.

On November 29, 2010, the Company executed a line of credit in the amount of $50,000 with Andrew Widme. The line of credit carries an annual interest rate of 6% and has a term of three years, at which the entire outstanding balance of principal and interest is due in full. In the event of default, the line of credit will bear interest at 10% per annum. As of June 30, 2012, an amount of $50,000 had been used for general corporate purposes with a remaining balance of $0 available. Accrued interest payable as of June 30, 2012 was $3,469.

On April 2, 2012, the Company executed a line of credit in the amount of $50,000 with a shareholder of the Company. The line of credit carries an annual interest rate of 6% and has a term of two years, at which the entire outstanding balance of principal and interest is due in full. In the event of default, the line of credit will bear interest at 10% per annum. As of June 30, 2012, an amount of $11,200 had been used for general corporate purposes with a remaining balance of $38,800 available. Accrued interest payable as of June 30, 2012 was $64.

On June 1, 2012, the Company executed a line of credit in the amount of $100,000 with an officer and director of the Company. The line of credit carries an annual interest rate of 6% and has a term of four years, at which the entire outstanding balance of principal and interest is due in full. In the event of default, the line of credit will bear interest at 10% per annum. As of June 30, 2012, an amount of $8,700 had been used for general corporate purposes with a remaining balance of $91,300 available. Accrued interest payable as of June 30, 2012 was $18.

During the three months ended June 30, 2012 and 2011, interest expense was $1,521 and $455, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.  The Company did not authorize terms and rights of preferred shares as of June 30, 2012.

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

Common Stock

During the three months ended June 30, 2012, there have been no other issuances of common stock.

NOTE 6 – WARRANTS AND OPTIONS

As of June 30, 2012, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 7 – AGREEMENTS

On June 7, 2012, the Company agreed to conduct a spin-off (the “Spin-Off”) of the Company, and SquareRoot.  Prior to the Spin-Off, SquareRoot was a wholly-owned subsidiary of the Company.  In connection with the Spin-Off, the Company entered into the following Agreements (collectively, the “Spin-Off Agreements”):

a.
A Separation and Distribution Agreement that sets forth the arrangements among the Company and SquareRoot regarding the principal transactions to separation, and that governs the relationship of the Company and SquareRoot after the Spin-Off.

b.	A Trademark License and Royalty Agreement that sets forth the arrangements among the Company and SquareRoot to assign the SquareRoot trademark to SquareRoot.

As of the date of this filing, the shares have not been distributed.

NOTE 8 – SUBSEQUENT EVENTS

During August 2012, the Company received an additional draw of $7,500 from the line of credit with an officer and director of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report contains “forward-looking statements”.  All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

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

OVERVIEW AND OUTLOOK

Background

Online Internet Network, (the “Company”) is a company which was incorporated in the State of Nevada in July of 2010 as Sport Tech Enterprises, Inc. On May 24, 2012, the Company changed its name from Sport Tech Enterprises, Inc. to Online Internet Network, Inc.

On June 7, 2012, the company agreed to conduct a spin-off (the “Spin-Off’) of the Company, and SquareRoot. Prior to the Spin-Off, SquareRoot was a wholly-owned subsidiary of the Company. In connection with the Spin-Off, the Company entered into the following Agreements (collectively, the “Spin-Off Agreements”):

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

The above agreements were filed as Exhibits 2.1 and 2.2 to the Form 8-K filed June 19, 2012. The shares to be spun-off have not been distributed.

The company effectuated a symbol change effective June 19, 2012. The Company’s new trading symbol on the OTC Quotation Board is “ONIN.”

The Business of the Company

Mission Statement: We are dedicated to building what consumers want from every business, for every business – “The Future is Now”

Online Communications is at the dawn of a new era. Digital and traditional media is transforming the way information is produced and shared. Online Internet Network is a service that works on behalf of local and national business, searching the web to find search engine results, sponsored listings, user reviews, ratings, blogs, posts & mentions to provide a cost effective, comprehensive report showcasing the presence and reputation of the business. Based on the results and correlating score associated with the business, we take action to create, improve, and fix online business listings with a proactive approach and emphasis on reviews associated with each business. Our monthly reporting tool allows each business to track the improvement in their business listings and monitor all reviews, mentions, and ratings in one, easy to use platform. With our solution based reputation management feature, each business is provided with in-house QR coded review cards making review and rating feedback user friendly for each and every one of their customers.

1.	Objectives:

a.	To always provide a low-cost value added service to every service based business globally.

b.	Increase profits for end-user within a “3 month timeframe”

c.	Solidify the white-label version to provide to large affiliates

d.	Establish mobile-search partnerships with all GPS and Navigation systems

2.	Keys to Success

a.	Communicating the Importance of Review Responses for each customer

b.	Following trends in Rating Systems

c.	Generating Social Media Content

3.	Risks

a.	Will the Best Business Practices for every business category be utilized?

b.	Will there be Global demand for all services Online Internet Network provides?

c.	Will reviews and ratings always determine potential customer decision process?

Market Opportunity

Online Internet Network understands the need to stay ahead of the curve in technology, but never loses sight of the current market and its trending in local search. We strive to provide up to date solution based, relevant, verified listing management and platform based network reputation management. We continue to envision the need for proprietary linking analytic technology, allowing our growth to potentially expand well beyond the US and Canada. With over 16 billion local searches performed each year and over 60 million navigation devices in the US alone, we feel the upward trend has just begun.

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of June 30, 2012, the Company had an accumulated deficit of $242,843. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

RESULTS OF OPERATIONS

During the three months ended June 30, 2012 and 2011, we did not generate revenue.

Operating expenses during the three months ended June 30, 2012 were $35,178, all of which consisted of general and administrative expenses such as accounting, professional and miscellaneous office expenditures. In comparison, operating expenses for the period ended June 30, 2011 were $63,739, of which $46,500 was in professional fees.

We have not been profitable from our inception in 2010 through June 30, 2012, and our accumulated deficit amounts to $242,843. There is significant uncertainty projecting future profitability due to our history of losses and lack of revenues. In our current state we have no recurring or guaranteed source of revenues and cannot predict when, if ever, we will become profitable. There is significant uncertainty projecting future profitability due to our minimal operating history and lack of guaranteed ongoing revenue streams.

Liquidity and Capital Resources

As of June 30, 2012, we had $6,359 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the three months ended June 30, 2012 and the period ending June 30, 2011:

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011
Net cash used in operating activities	($16,575)	($57,129)
Net cash used in investing activities	-	-
Net cash provided by financing activities	22,934	58,545
Net increase (decrease) in Cash	6,359	1416
Cash, beginning	-	682
Cash, ending	$ 6,359	$ 2,098

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

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, finalize the design of our website, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and upgrade our website, provide national and regional businesses with an effective, efficient and accessible website on which we are able to promote our services through the Internet, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Operating activities

Net cash used in operating activities was $16,575 for the period ended June 30, 2012, as compared to $57,129 used in operating activities from inception through June 30, 2011. The decrease in net cash used in operating activities was primarily due to a decrease in professional fees, as a result of decreased legal work.

Investing activities

Net cash used in investing activities was $0 for the period ended June 30, 2012, as compared to $0 used in investing activities for the same period in 2011.

Financing activities

Net cash provided by financing activities for the period ended June 30, 2012 was $22,934, as compared to $58,545 for the same period of 2011. The decrease of net cash provided by financing activities was mainly attributable to an offering of common stock for cash and the capital provided through previously executed line of credit.

We believe that cash flow from operations will not meet our present and near-term cash needs and thus we will require additional cash resources, including the sale of equity or debt securities, to meet our planned capital expenditures and working capital requirements for the next 12 months. We will require additional cash resources due to changed business conditions, finalization and launch of our website, implementation of our strategy to expand our sales and marketing initiatives, increase brand and services awareness. If our own financial resources and then current cash-flows from operations are insufficient to satisfy our capital requirements, we may seek to sell additional equity or debt securities or obtain additional credit facilities. The sale of additional equity securities will result in dilution to our stockholders. The incurrence of indebtedness will result in increased debt service obligations and could require us to agree to operating and financial covenants that could restrict our operations or modify our plans to grow the business. Financing may not be available in amounts or on terms acceptable to us, if at all. Any failure by us to raise additional funds on terms favorable to us, or at all, will limit our ability to expand our business operations and could harm our overall business prospects.

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

Item 1A. Risk Factors

The risk factors listed in our 2011 Form 10-K on pages 6 to 12, filed with the Securities Exchange Commission on July 3, 2012, are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock Issuances

During the quarter ended June 30, 2012, there have been no issuances of common stock.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended June 30, 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

Subsequent to period ended June 30, 2012, on August 2, 2012 the Company’s Board of Directors adopted a Code of Ethics, Insider Trading Policy and a Corporate Disclosure Policy. A copy of each policy is attached hereto.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer & Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer & Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-14	Code of Ethics

EX-99.1	Insider Trading Policy

EX- 99.2	Corporate Disclosure Policy

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
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

ONLINE INTERNET NETWORK, INC.

Date: August 14, 2012	By:	/S/ Jeanette Lucas
Jeanette Lucas
President
(Principal Executive Officer and duly authorized signatory)