Form 10-Q/A
period 2012-06-30
ONLINE INTERNET NETWORK, INC.
filed 2012-08-23
CIK 1520586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q/A
(Amendment No. 1)

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

*EXPLANATORY NOTE –The Registrant is amending this Form 10-Q strictly to supplement the XBRL exhibit requirement. No other disclosure was changed.

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

ONLINE INTERNET NETWORK, INC.

Date: August 22, 2012	By:	/S/ Jeanette Lucas
Jeanette Lucas
President
(Principal Executive Officer and duly authorized signatory)