Form 10-Q
period 2012-09-30
ONLINE INTERNET NETWORK, INC.
filed 2012-11-14
CIK 1520586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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
Yes  ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 13, 2012 was 15,678,840 shares.

ONLINE INTERNET NETWORK, INC.
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.
ONLINE INTERNET NETWORK, INC. AND SUBSIDIARY
(FORMERLY SPORT TECH ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(unaudited)
	September 30,	March 31,
	2012	2012

ASSETS

Current assets:
Cash	$2,644	$-
Total current assets	2,644	-

Other assets:
Trademark, net	1,376	1,457
Website, net	-	-
Total other assets	1,376	1,457

Total assets	$4,020	$1,457

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank overdraft	$-	$2,266
Accounts payable	1,574	8,838
Accounts payable - related party	17,085	-
Accrued executive compensation	4,500	-
Deferred revenue	1,272	-
Total current liabilities	24,431	11,104

Long term liabilities:
Accrued interest payable	6,521	3,638
Accrued interest payable - related party	524	-
Line of credit	96,381	91,081
Line of credit - related party	37,150	-
Total long term liabilities	140,576	94,719

Total liabilities	165,007	105,823

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of September 30, 2012 and March 31, 2012	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 15,678,840 and 15,678,840 shares issued and
outstanding as of September 30, 2012 and March 31, 2012, respectively	15,679	15,679
Additional paid-in capital	94,400	86,099
Deficit accumulated during development stage	(271,066)	(206,144)
Total stockholders' deficit	(160,987)	(104,366)

Total liabilities and stockholders' deficit	$4,020	$1,457

See Accompanying Notes to Consolidated Financial Statements.

ONLINE INTERNET NETWORK, INC. AND SUBSIDIARY
(FORMERLY SPORT TECH ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the	For the	For the	For the	Inception
	three months	three months	six months	six months	(July 28, 2010)
	ended	ended	ended	ended	to
	September 30,	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011	2012

Revenue	$123	$-	$123	$-	$123

Operating expenses:
General and administrative	1,587	2,421	2,575	2,865	9,289
Amortization	40	40	80	80	289
Salaries and wages	7,177	16,231	20,956	32,986	102,456
Professional fees	17,655	1,304	38,026	47,804	151,108
Impairment of assets	-	-	-	-	1,003

Total operating expenses	26,459	19,996	61,637	83,735	264,145

Other income (expenses):
Interest income	-	-	-	1	1
Interest expense	(1,439)	(710)	(2,884)	(1,165)	(6,521)
Interest expense - related party	(448)	-	(524)	-	(524)

Total other income (expenses)	(1,887)	(710)	(3,408)	(1,164)	(7,044)

Net loss	$(28,223)	$(20,706)	$(64,922)	$(84,899)	$(271,066)

Net loss per common share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares	15,678,840	14,958,840	15,678,840	12,591,150
outstanding - basic

See Accompanying Notes to Consolidated Financial Statements.

ONLINE INTERNET NETWORK, INC. AND SUBSIDIARY
(FORMERLY SPORT TECH ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the	For the	Inception
	six months	six months	(July 28, 2010)
	ended	ended	to
	September 30,	September 30,	September 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(64,922)	$(84,899)	$(271,066)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	-	-	5,000
Impairment of goodwill	-	-	2,000
Amortization	80	80	289
Impairment of assets	-	-	1,003
Changes in operating assets and liabilities:
Increase in accounts payable	1,038	9,586	32,534
Increase in accounts payable - related party	17,085	-	17,085
Increase in accrued executive compensation	4,500	-	4,500
Increase in deferred revenue	1,272	-	1,272
Increase in accrued interest payable	2,883	-	6,521
Increase in accrued interest payable - related party	524	1,165	524

Net cash used in operating activities	(37,540)	(74,068)	(200,338)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for trademarks	-	-	(2,425)
Payments for website development	-	-	(244)
Net liabilities in acquisition of Squareroot, Inc.	-	-	(800)

Net cash used in investing activities	-	-	(3,469)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(2,266)	-	-
Proceeds from line of credit - related party	42,450	33,695	133,531
Proceeds from sale of common stock, net of offering costs	-	40,720	72,920

Net cash provided by financing activities	40,184	74,415	206,451

NET CHANGE IN CASH	2,644	347	2,644

CASH AT BEGINNING OF PERIOD	-	682	-

CASH AT END OF PERIOD	$2,644	$1,029	$2,644

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Shares issued for services	$-	$-	$5,000
Shares issued for acquisition of Squareroot, Inc.	$-	$-	$1,200
Shares issued for settlement of debt	$-	$-	$12,000
Forgiveness of debt with related party	$8,300	$-	$18,958

See Accompanying Notes to Consolidated Financial Statements.

ONLINE INTERNET NETWORK, INC. AND SUBSIDIARY
(FORMERLY SPORT TECH ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Trademarks

ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. During the three months ended September 30, 2012 and 2011, the Company recorded $0 and $0, respectively, impairment of its intangible assets.  During the six months ended September 30, 2012 and 2011, the Company recorded $0 and $0, respectively, impairment of its intangible assets.

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

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2012 and March 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Reclassifications
Certain reclassifications have been made to the prior quarters’ financial statements to conform to the current quarter presentation.  These reclassifications had no effect on previously reported results of operations.  The Company interest expense – related party to interest expense. The Company also reclassified interest payable – related party to interest payable, as the loan holder is no longer considered a related party.

ONLINE INTERNET NETWORK, INC. AND SUBSIDIARY
(FORMERLY SPORT TECH ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent pronouncements
The Company has evaluated the recent accounting pronouncements through October 2012 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities, developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (July 28, 2010) through the period ended September 30, 2012 of ($271,066). In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

NOTE 3 – TRADEMARK

Trademark consisted of the following as of:

	September 30,	March 31,
	2012	2012
Trademark	$1,500	$1,500
Accumulated amortization	(124)	(43)
	$1,376	$1,457

During the three months ended September 30, 2012 and 2011, the Company recorded amortization expense of $40 and $40, respectively.  During the six months ended September 30, 2012 and 2011, the Company recorded amortization expense of $80 and $80, respectively.

ONLINE INTERNET NETWORK, INC. AND SUBSIDIARY
(FORMERLY SPORT TECH ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – LINE OF CREDIT AND LINE OF CREDIT – RELATED PARTY

Line of credit consists of the following at:

	September 30, 2012	March 31, 2012
Revolving credit line due to a former officer and director of the Company, unsecured, 6% interest, due in September 2013	$46,381	$41,081

Revolving credit line due to a former officer and director of the Company, unsecured, 6% interest, due in November 2013	50,000	50,000

	$96,381	$91,081

On September 29, 2010, the Company executed a line of credit in the amount of $100,000 with Andrew Widme. The line of credit carries an annual interest rate of 6% and has a term of three years, at which the entire outstanding balance of principal and interest is due in full. In the event of default, the line of credit will bear interest at 10% per annum. As of September 30, 2012, an amount of $46,381 had been used for general corporate purposes with a remaining balance of $53,619 available. Accrued interest payable as of September 30, 2012 was $2,302.  During the six months ended September 30, 2012, the Company reclassified to third party line of credit because he is a former officer and director of the Company.

On November 29, 2010, the Company executed a line of credit in the amount of $50,000 with Andrew Widme. The line of credit carries an annual interest rate of 6% and has a term of three years, at which the entire outstanding balance of principal and interest is due in full. In the event of default, the line of credit will bear interest at 10% per annum. As of September 30, 2012, an amount of $50,000 had been used for general corporate purposes with a remaining balance of $0 available. Accrued interest payable as of September 30, 2012 was $4,219.  During the six months ended September 30, 2012, the Company reclassified to third party line of credit because he is a former officer and director of the Company.

During the three months ended September 30, 2012 and 2011, interest expense was $1,439 and $710, respectively.  During the six months ended September 30, 2012 and 2011, interest expense was $2,884 and $1,165, respectively.

ONLINE INTERNET NETWORK, INC. AND SUBSIDIARY
(FORMERLY SPORT TECH ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – LINE OF CREDIT AND LINE OF CREDIT – RELATED PARTY (CONTINUED)

Line of credit – related party consists of the following at:

	September 30, 2012	March 31, 2012
Revolving credit line due to a shareholder of the Company, unsecured, 6% interest, due in April 2014	$11,200	$-

Revolving credit line due to an officer and director of the Company, unsecured, 6% interest, due in June 2016	25,950	-

	$37,150	$-

On April 2, 2012, the Company executed a line of credit in the amount of $50,000 with a shareholder of the Company. The line of credit carries an annual interest rate of 6% and has a term of two years, at which the entire outstanding balance of principal and interest is due in full. In the event of default, the line of credit will bear interest at 10% per annum. As of September 30, 2012, an amount of $11,200 had been used for general corporate purposes with a remaining balance of $38,800 available. Accrued interest payable as of September 30, 2012 was $232.

On June 1, 2012, the Company executed a line of credit in the amount of $100,000 with an officer and director of the Company. The line of credit carries an annual interest rate of 6% and has a term of four years, at which the entire outstanding balance of principal and interest is due in full. In the event of default, the line of credit will bear interest at 10% per annum. As of September 30, 2012, an amount of $25,950 had been used for general corporate purposes with a remaining balance of $74,050 available. Accrued interest payable as of September 30, 2012 was $292.

During the three months ended September 30, 2012 and 2011, interest expense was $448 and $0, respectively.  During the six months ended September 30, 2012 and 2011, interest expense was $524 and $0, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.  The Company did not authorize terms and rights of preferred shares as of September 30, 2012.

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

ONLINE INTERNET NETWORK, INC. AND SUBSIDIARY
(FORMERLY SPORT TECH ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – STOCKHOLDERS’ EQUITY (CONTINUED)

Common Stock
During the nine months ended September 30, 2012, there have been no other issuances of common stock.

NOTE 6 – WARRANTS AND OPTIONS

As of September 30, 2012, there were no warrants or options outstanding to acquire any additional shares of common stock.

NOTE 7 – AGREEMENTS

Spin-Off Agreements
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

On October 26, 2012, the Board of Directors for the Company and Squareroot, Inc. mutually agreed to terminate both the Separation and Distribution Agreement and Trademark Agreement.  Squareroot, Inc. will remain a wholly-owned subsidiary of the Company.

Lease Agreement
On September 25, 2012, the Company executed a sublease agreement with a related party.  The lease term is from October 1, 2012 to August 31, 2013 at a rate of $4,750 per month.

The future minimum lease payments are as follows:

Year Ended March 31,	Amount
2013	$28,500
2014	23,750

ONLINE INTERNET NETWORK, INC. AND SUBSIDIARY
(FORMERLY SPORT TECH ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 7 – AGREEMENTS (CONTINUED)

Employment Agreement

Effective August 16, 2012, the Company entered into an employment agreement with the Secretary of the Company.  The officer will receive annual compensation of $52,000 due semi-monthly.  Effective September 8, 2012, the officer received a raise and the annual compensation increased to $78,000 due semi-monthly.

Compensation expense for the three months ended September 30, 2012 and 2011 was $7,500 and $0.  Compensation expense for the six months ended September 30, 2012 and 2011 was $7,500 and $0.  As of September 30, 2012, the Company had $4,500 in accrued executive compensation.

NOTE 8 – SUBSEQUENT EVENTS

On October 1, 2012, the Company entered into a Master License and Services Agreement (the “Agreement”) with Infogroup, Inc.  Pursuant to the Agreement, the Company agreed to pay Infogroup a sum of $20,000 within 30 days, in exchange for data collection services aimed at generating 2,000 leads for potential clients.  The term of the Agreement is a 30 test period or until Infogroup completes the calling on behalf of the Company.

In October 2012, the Company received a total of $31,000 as a draw on the revolving line of credit with an officer and director of Company.  On November 1, 2012, the Company received an additional $500 as a draw on the revolving line of credit with an officer and director of Company.

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

On June 7, 2012, the company agreed to conduct a spin-off (the “Spin-Off’) of the Company, and SquareRoot, Inc. (“SquareRoot.”) Prior to the Spin-Off, SquareRoot was a wholly-owned subsidiary of the Company. In connection with the Spin-Off, the Company entered into the following Agreements, (collectively, the “Spin-Off Agreements”):

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

Subsequent to quarter ended September 30, 2012, on October 26, 2012, the Board of Directors for the Company and SquareRoot mutually agreed to terminate both the Separation and Distribution Agreement and Trademark Agreement dated May 22, 2012, and executed and letter agreement confirming.  SquareRoot, Inc. will remain as a wholly-owned subsidiary of the Company. The rescission letter agreement is filed herewith as Exhibit 99.1.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of September 30, 2012, the Company had an accumulated deficit of $271,066. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

RESULTS OF OPERATIONS

During the nine months ended September 30, 2012, we generated $123 in revenues, and $1,272 in deferred revenue as a result of obtaining our first set of clients.  In comparison, during the nine months ended September 30, 2011 we did not generate revenues.

Operating expenses during the three months ended September 30, 2012 were $26,459, $17,655 of which was professional fees associated with legal and accounting expenses. In comparison, operating expenses for the three months ended September 30, 2011 were $19,996, of which $1,304 was in professional fees. The increase in professional fees is due to increased legal work.

Although we have recently begun generating revenues, we have not been profitable from our inception in 2010 through September 30, 2012, and our accumulated deficit amounts to $271,066. There is significant uncertainty projecting future profitability due to our history of losses. There is significant uncertainty projecting future profitability due to our minimal operating history.

Liquidity and Capital Resources

As of September 30, 2012, we had $2,644 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock, unsecured lines of credit and limited revenues.

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2012 compared to March 31, 2012.

			Increase / (Decrease)
	September 30, 2012	March 31, 2012	$	%

Current Assets	$2,644	$-	$2,644	N/A %

Current Liabilities	$24,431	$11,104	$(13,327)	120%

Working Capital (deficit)	$(21,787)	$(11,104)	$(10,683)	96%

Liquidity is a measure of a company’s ability to meet potential cash requirements. We have historically met our capital requirements through the issuance of stock and by borrowings. In the future, we anticipate we will be able to provide the necessary liquidity needed from the revenues generated from operations but there is no assurance that this will happen.

Since inception, we have financed our cash flow requirements through issuance of common stock, unsecured lines of credit and limited revenues. As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations. Additionally we anticipate obtaining additional financing to fund operations through additional common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, increase our customer base, further and improve our marketing strategy, continually develop and upgrade our website, provide national and regional businesses with an effective, efficient and accessible website on which we are able to promote our services through the Internet, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Operating activities

Net cash used in operating activities was $37,540 for the period ended September 30, 2012, as compared to $74,068 used in operating activities from for the period ended September 30, 2011. The decrease in net cash used in operating activities was primarily due to a decrease in professional fees, as a result of decreased legal work.

Investing activities

Net cash used in investing activities was $0 for the period ended September 30, 2012, as compared to $0 used in investing activities for the same period in 2011.

Financing activities

Net cash provided by financing activities for the period ended September 30, 2012 was $40,814, as compared to $74,415 for the same period of 2011. The decrease of net cash provided by financing activities was mainly attributable to an offering of common stock for cash and the capital provided through previously executed line of credit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock Issuances

During the quarter ended September 30, 2012, there have been no issuances of common stock.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended September 30, 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

On August 16, 2012, the Company executed an Employment Agreement with its Secretary and Treasurer Brynn Gibbs wherein Ms. Gibbs is to receive $52,000 annual salary which was increased to $78,000 annual salary effective September 8, 2012.  The Agreement is filed herewith as Exhibit 10.1.

Item 6. Exhibits.

Exhibit No.	Description

10.1	Gibbs Employment Agreement dated August 1, 2012

21	Subsidiaries of Online Internet Network, Inc.

31.1	Certification of Principal Executive Officer & Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer & Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Rescission of Spin-Off and Trademark Agreement, dated October 26, 2012

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
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

ONLINE INTERNET NETWORK, INC.

Date: November 14, 2012	By:	/S/ Jeanette Lucas
Jeanette Lucas
President
(Principal Executive Officer and duly authorized signatory)