Form 10-Q
period 2012-12-28
ONLINE INTERNET NETWORK, INC.
filed 2013-02-19
CIK 1520586

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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
Yes  ☐    No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on February 15, 2013 was 15,678,840 shares.

ONLINE INTERNET NETWORK, INC.
QUARTERLY PERIOD ENDED DECEMBER 31, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

ONLINE INTERNET NETWORK, INC. AND SUBSIDIARY
(FORMERLY SPORT TECH ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
(unaudited)
	December 31,	March 31,
	2012	2012

ASSETS

Current assets:
Cash	$ 4,578	$ -
Total current assets	4,578	-

Other assets:
Trademark, net	1,877	1,457
Total other assets	1,877	1,457

Total assets	$ 6,455	$ 1,457

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Bank overdraft	$ -	$ 2,266
Accounts payable	7,901	8,838
Accounts payable - related party	11,835	-
Deferred revenue	3,734	-
Payroll liabilities	644	-
Total current liabilities	24,114	11,104

Long term liabilities:
Accrued interest payable	7,967	3,638
Accrued interest payable - related party	1,630	-
Line of credit	96,381	91,081
Line of credit - related party	93,150	-
Total long term liabilities	199,128	94,719

Total liabilities	223,242	105,823

Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of December 31, 2012 and March 31, 2012	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 15,678,840 and 15,678,840 shares issued and
outstanding as of December 31, 2012 and March 31, 2012, respectively	15,679	15,679
Additional paid-in capital	97,400	86,099
Deficit accumulated during development stage	(329,866)	(206,144)
Total stockholders' deficit	(216,787)	(104,366)

Total liabilities and stockholders' deficit	$ 6,455	$ 1,457

See Accompanying Notes to Consolidated Financial Statements.

ONLINE INTERNET NETWORK, INC. AND SUBSIDIARY
(FORMERLY SPORT TECH ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	For the	For the	For the	For the	Inception
	three months	three months	nine months	nine months	(July 28, 2010)
	ended	ended	ended	ended	to
	December 31,	December 31,	December 31,	December 31,	December 31,
	2012	2011	2012	2011	2012

Revenue, net	$17,174	$-	$17,297	$-	$17,297

Operating expenses:
General and administrative	29,428	333	32,003	3,198	38,717
Amortization	50	45	130	125	339
Salaries and wages	32,519	16,148	53,475	49,134	134,975
Professional fees	11,425	12,621	49,451	60,425	162,533
Impairment of assets	-	-	-	-	1,003

Total operating expenses	73,422	29,147	135,059	112,882	337,567

Other income (expenses):
Interest income	-	-	-	1	1
Interest expense	(1,446)	(964)	(4,330)	(2,129)	(7,967)
Interest expense - related party	(1,106)	-	(1,630)	-	(1,630)

Total other income (expenses)	(2,552)	(964)	(5,960)	(2,128)	(9,596)

Net loss	$(58,800)	$(30,111)	$(123,722)	$(115,010)	$(329,866)

Net loss per common share - basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares	15,678,840	14,958,840	15,678,840	13,383,250
outstanding – basic

See Accompanying Notes to Consolidated Financial Statements.

ONLINE INTERNET NETWORK, INC. AND SUBSIDIARY
(FORMERLY SPORT TECH ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	For the	For the	Inception
	nine months	nine months	(July 28, 2010)
	ended	ended	To
	December 31,	December 31,	December 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(123,722)	$(115,010)	$(329,866)
Adjustments to reconcile net loss
to net cash used in operating activities:
Shares issued for services	-	-	5,000
Impairment of goodwill	-	-	2,000
Amortization	130	125	339
Impairment of assets	-	-	1,003
Donated capital for services	3,000	-	3,000
Changes in operating assets and liabilities:
Increase in accounts payable	7,364	20,932	38,860
Increase in accounts payable - related party	11,835	-	11,835
Increase in deferred revenue	3,734	-	3,734
Increase in payroll liabilities	644	-	644
Increase in accrued interest payable	4,329	-	7,967
Increase in accrued interest payable - related party	1,630	2,129	1,630

Net cash used in operating activities	(91,056)	(91,824)	(253,854)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for trademarks	(550)	(875)	(2,975)
Payments for website development	-	-	(244)
Net liabilities in acquisition of Squareroot, Inc.	-	-	(800)

Net cash used in investing activities	(550)	(875)	(4,019)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(2,266)	-	-
Proceeds from line of credit - related party	98,450	51,485	189,531
Proceeds from sale of common stock, net of offering costs	-	40,720	72,920

Net cash provided by financing activities	96,184	92,205	262,451

NET CHANGE IN CASH	4,578	(494)	4,578

CASH AT BEGINNING OF PERIOD	-	682	-

CASH AT END OF PERIOD	$4,578	$188	$4,578

SUPPLEMENTAL INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

Non-cash activities:
Shares issued for services	$-	$-	$5,000
Shares issued for acquisition of Squareroot, Inc.	$-	$-	$1,200
Shares issued for settlement of debt	$-	$-	$12,000
Forgiveness of debt with related party	$8,301	$-	$18,959

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

Trademarks

ASC 350 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of ASC 350. This standard also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. During the three months ended December 31, 2012 and 2011, the Company recorded $0 and $0, respectively, impairment of its intangible assets.  During the nine months ended December 31, 2012 and 2011, the Company recorded $0 and $0, respectively, impairment of its intangible assets.

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

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2012 and March 31, 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

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

Recent pronouncements

The Company has evaluated the recent accounting pronouncements through February 2013 and believes that none of them will have a material effect on the company’s financial statements.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. As noted above, the Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities, developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses from Inception (July 28, 2010) through the period ended December 31, 2012 of ($329,866). In addition, the Company’s development activities since inception have been financially sustained through equity financing.

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

NOTE 3 – TRADEMARK

Trademark consisted of the following as of:

	December 31,	March 31,
	2012	2012
Trademark	$2,050	$1,500
Accumulated amortization	(173)	(43)
	$1,877	$1,457

During the three months ended December 31, 2012 and 2011, the Company recorded amortization expense of $50 and $45, respectively.  During the nine months ended December 31, 2012 and 2011, the Company recorded amortization expense of $130 and $125, respectively.

ONLINE INTERNET NETWORK, INC. AND SUBSIDIARY
(FORMERLY SPORT TECH ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – LINE OF CREDIT AND LINE OF CREDIT – RELATED PARTY

Line of credit consists of the following at:

	December 31, 2012	March 31, 2012
Revolving credit line due to a former officer and director of the Company, unsecured, 6% interest, due in September 2013	$46,381	$41,081

Revolving credit line due to a former officer and director of the Company, unsecured, 6% interest, due in November 2013	50,000	50,000

	$96,381	$91,081

On September 29, 2010, the Company executed a line of credit in the amount of $100,000 with Andrew Widme. The line of credit carries an annual interest rate of 6% and has a term of three years, at which the entire outstanding balance of principal and interest is due in full. In the event of default, the line of credit will bear interest at 10% per annum. As of December 31, 2012, an amount of $46,381 had been used for general corporate purposes with a remaining balance of $53,619 available. Accrued interest payable as of December 31, 2012 was $2,998.  During the nine months ended December 31, 2012, the Company reclassified to third party line of credit because he is a former officer and director of the Company.

On November 29, 2010, the Company executed a line of credit in the amount of $50,000 with Andrew Widme. The line of credit carries an annual interest rate of 6% and has a term of three years, at which the entire outstanding balance of principal and interest is due in full. In the event of default, the line of credit will bear interest at 10% per annum. As of December 31, 2012, an amount of $50,000 had been used for general corporate purposes with a remaining balance of $0 available. Accrued interest payable as of December 31, 2012 was $4,969.  During the nine months ended December 31, 2012, the Company reclassified to third party line of credit because he is a former officer and director of the Company.

During the three months ended December 31, 2012 and 2011, interest expense was $1,446 and $964, respectively.  During the nine months ended December 31, 2012 and 2011, interest expense was $4,330 and $2,129, respectively.

Line of credit – related party consists of the following at:

	December 31, 2012	March 31, 2012
Revolving credit line due to a shareholder of the Company, unsecured, 6% interest, due in April 2014	$11,200	$-

Revolving credit line due to an officer and director of the Company, unsecured, 6% interest, due in June 2016	81,950	-

	$93,150	$-

ONLINE INTERNET NETWORK, INC. AND SUBSIDIARY
(FORMERLY SPORT TECH ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – LINE OF CREDIT AND LINE OF CREDIT – RELATED PARTY (CONTINUED)

On April 2, 2012, the Company executed a line of credit in the amount of $50,000 with a shareholder of the Company. The line of credit carries an annual interest rate of 6% and has a term of two years, at which the entire outstanding balance of principal and interest is due in full. In the event of default, the line of credit will bear interest at 10% per annum. As of December 31, 2012, an amount of $11,200 had been used for general corporate purposes with a remaining balance of $38,800 available. Accrued interest payable as of December 31, 2012 was $400.

On June 1, 2012, the Company executed a line of credit in the amount of $100,000 with an officer and director of the Company. The line of credit carries an annual interest rate of 6% and has a term of four years, at which the entire outstanding balance of principal and interest is due in full. In the event of default, the line of credit will bear interest at 10% per annum. As of December 31, 2012, an amount of $81,950 had been used for general corporate purposes with a remaining balance of $18,050 available. Accrued interest payable as of December 31, 2012 was $1,230.

During the three months ended December 31, 2012 and 2011, interest expense was $1,106 and $0, respectively.  During the nine months ended December 31, 2012 and 2011, interest expense was $1,630 and $0, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 100,000,000 shares of its $0.001 par value common stock and 10,000,000 shares of its $0.001 par value preferred stock.  The Company did not authorize terms and rights of preferred shares as of December 31, 2012.

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

Common Stock

During the three months ended September 30, 2012, a shareholder of the Company forgave $8,300 of accounts payable which is recorded to additional paid in capital.

During the three months ended December 31, 2012, the Secretary of the Company donated $3,000 in services to the Company which is recorded to additional paid in capital.

During the nine months ended December 31, 2012, there have been no other issuances of common stock.

NOTE 6 – WARRANTS AND OPTIONS

As of December 31, 2012, there were no warrants or options outstanding to acquire any additional shares of common stock.

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

Compensation expense for the three months ended December 31, 2012 and 2011 was $16,500 and $0.  Compensation expense for the nine months ended December 31, 2012 and 2011 was $24,000 and $0.

During the three months ended December 31, 2012, the Secretary of the Company donated $3,000 in services to the Company which is recorded to additional paid in capital.

Master License and Services Agreement

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

Subsequent to quarter ended September 30, 2012, on October 26, 2012, the Board of Directors for the Company and SquareRoot mutually agreed to terminate both the Separation and Distribution Agreement and Trademark Agreement dated May 22, 2012, and executed and letter agreement confirming.  SquareRoot, Inc. will remain as a wholly-owned subsidiary of the Company. The rescission letter agreement is filed as Exhibit 99.1 to the Form 10Q filed November 14, 2012.

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

Going Concern

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. As of September 30, 2012, the Company had an accumulated deficit of $329,866. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

RESULTS OF OPERATIONS

During the three months ended December 31, 2012, we generated $17,174 in revenue as a result of retaining previous clients and obtaining new clients.  In comparison, during the three months ended December 31, 2011 we did not generate revenues.

During the nine months ended December 31, 2012, we generated $17,297 in revenue as a result of retaining previous clients and obtaining new clients.  In comparison, during the nine months ended December 31, 2011 we did not generate revenues.

Operating expenses during the three months ended December 31, 2012 were $73,422, $32,529 of which was salaries and wages. In comparison, operating expenses for the three months ended December 31, 2011 were $29,147, of which $16,148 was in salaries and wages. The increase in wagers is due to a slight increase in personnel.

Operating expenses during the nine months ended December 31, 2012 were $135,059, $53,475 of which was salaries and wages. In comparison, operating expenses for the nine months ended December 31, 2011 were $112,882, of which $49,134 was in salaries and wages. The increase in wagers is due to a slight increase in personnel.

ONLINE INTERNET NETWORK, INC. AND SUBSIDIARY
(FORMERLY SPORT TECH ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Although we have recently begun generating revenues, we have not been profitable from our inception in 2010 through December 31, 2012, and our accumulated deficit amounts to $329,866. There is significant uncertainty projecting future profitability due to our history of losses. There is significant uncertainty projecting future profitability due to our minimal operating history.

Liquidity and Capital Resources

As of December 31, 2012, we had $4,578 in cash and did not have any other cash equivalents. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock, unsecured lines of credit and limited revenues.

The following table summarizes total current assets, total current liabilities and working capital at December 31, 2012 compared to year end- March 31, 2012.

			Increase / (Decrease)
	December 31, 2012	March 31, 2012	$	%

Current Assets	$4,578	$-	$4,578	100%

Current Liabilities	$24,114	$11,104	$13,010	117%

Working Capital (deficit)	$(19,536)	$(11,104)	$(8,432)	76%

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

We anticipate that we will incur operating losses in the next twelve months. Our minimal operating history makes predictions of future operating results difficult to ascertain. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks, we must, among other things, increase our customer base, further and improve our marketing strategy, continually develop and upgrade our website, provide national and regional businesses with an effective, efficient and accessible website on which we are able to promote our services through the Internet, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

ONLINE INTERNET NETWORK, INC. AND SUBSIDIARY
(FORMERLY SPORT TECH ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Operating activities

Net cash used in operating activities was $91,056 for the period ended December 31, 2012, as compared to $91,824 used in operating activities from for the period ended December 31, 2011. The slight increase in net cash used in operating activities was primarily due to an increase accounts payable – related party.

Investing activities

Net cash used in investing activities was $550 for the period ended December 31, 2012, as compared to $875 used in investing activities for the same period in 2011. The decrease was primarily due to a decrease in payments for trademarks.

Financing activities

Net cash provided by financing activities for the period ended December 31, 2012 was $96,184, as compared to $92,205 for the same period of 2011. The increase of net cash provided by financing activities was mainly attributable to capital provided through previously executed line of credit.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Common Stock Issuances Pursuant to Subscription Agreements

Stock and Warrants Issued Pursuant to Subscription Agreements

On December 13, 2012, the Company received $1,000 from an accredited investor for purchase of 1,000 shares at $1.00 per share.

ONLINE INTERNET NETWORK, INC. AND SUBSIDIARY
(FORMERLY SPORT TECH ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

We believe that the issuance of the above shares will be exempt from the registration and prospectus delivery requirements of the Securities Act of 1933 by virtue of Section 4(2) and Regulation D Rule 506 The shares will be issued directly by the Company and will not involve a public offering or general solicitation. The recipient of the shares was afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decision, including the financial statements and 34 Act reports. We reasonably believed that the recipients, immediately prior to the sale of the shares, were accredited investors and had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their investment. The recipients had the opportunity to speak with our management on several occasions prior to their investment decision. There will be no commissions paid on the issuance and sale of the shares.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception through the period ended December 31, 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.
None.

ONLINE INTERNET NETWORK, INC. AND SUBSIDIARY
(FORMERLY SPORT TECH ENTERPRISES, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Item 6. Exhibits.

Exhibit No.	Description

21	SUBSIDIARIES OF ONLINE INTERNET NETWORK, INC.

31.1	Certification of Principal Executive Officer & Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Principal Executive Officer & Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
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

ONLINE INTERNET NETWORK, INC.

Date: February 19, 2013	By:	/S/ Jeanette Lucas
Jeanette Lucas
President
(Principal Executive Officer and duly authorized signatory)